Form 10-K
period 1996-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1997-03-28
CIK 1019542

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1996
                                                            OR
                      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

                        Commission File number 333-08879

                      ATEL Capital Equipment Fund VII, L.P.

          California                                           94-3248318
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

            Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |_| No |X|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 26, 1996, filed pursuant to Rule 424(b) (Commission File No. 33-08879) is hereby incorporated by reference into Part IV hereof.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


                          Index to Exhibits on Page 19

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership), was formed under the laws of the State of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

The Partnership is conducting a public offering of 15,000,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of December 31, 1996, the Partnership had received subscriptions for 93,542 ($935,420) Limited Partnership Units in addition to the Initial Limited Partners' Units. No Units, in addition to the Initial Limited Partners' Units, were issued or outstanding as of December 31, 1996. At December 31, 1996, all of the subscriptions received were being held in escrow. On January 6, 1997, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and the General Partner requested that the subscriptions, except those received from Pennsylvania investors (400 units, $4,000), be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities). As of February 13, 1997, the Partnership had received subscriptions for 774,425 units ($7,744,250) and the General Partner requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Partnership.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of the General Partner that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.


The Partnership will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of February 28, 1997, the Partnership had purchased equipment with a total acquisition price of $7,421,906.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The General Partner will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

Inapplicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
         AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1996, a total of two investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal $1.00 per Unit.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

Weighted average Limited Partner Units outstanding                          50

Total Assets                                                              $600

Total Long-term Non-recourse Debt                                         None

Total Partners' Capital                                                   $600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership commenced its offering on November 29, 1996. As of December 31, 1996, all of the proceeds of the offering were held by the escrow agent. During the funding period and until the Partnership's initial portfolio of equipment has been purchased, funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Partnership's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1997. As of December 31, 1996, the Partnership and certain of its affiliates have borrowed $9,821,300 under the warehouse facility (included in the $90,000,000 line of credit) and used the proceeds to purchase assets under lease to several lessees. At such time as any of these assets are transferred to the Partnership, any related borrowings would be assumed by the Partnership. At December 31, 1996, $38,857,117 was available under the line of credit.



The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes, nor have they explored with lenders the possibility of obtaining loans. There can be no assurance as to the terms of any such financing or that the Partnership will be able to obtain such loans.

The General Partner expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1997. The distribution was made in February 1997.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Results of Operations

As of January 7, 1997, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). There were no operations in 1996. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions have not been completed, the results of operations in 1997 are not expected to be comparable to future periods. After the Partnership's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Substantially all employees of the General Partner track time incurred in performing administrative services on behalf of the Partnership. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 6 through 9.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Capital Equipment Fund VII, L.P.


We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VII, L.P. as of December 31, 1996 and the related statements of changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 1996 and its changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996, in conformity with generally accepted accounting principles.





                                                   ERNST & YOUNG LLP

San Francisco, California February 7, 1997, except for Note 5, as to which the date is February 28, 1997

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 1996


                                     ASSETS

Cash                                                                      $600
                                                                         ======


                        LIABILITIES AND PARTNERS' CAPITAL


Partners' capital:
     General Partner                                                      $100
     Limited Partners                                                      500
                                                                         ------
Total partners' capital                                                   $600
                                                                         ======




                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996

                                  Limited Partners       General
                                  Units      Amount      Partner          Total

Capital contributions              50         $500         $100           $600
                                  ====       ======       ======         =====




                             STATEMENT OF CASH FLOWS

                  FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996


Financing activities:
Capital contributions received                                            $600
                                                                         ------
Net increase in cash                                                       600
                                                                         ------
Cash at end of period                                                     $600
                                                                         ======


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Fund), was formed under the laws of the State of California on May 17 , 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 17, 1996, $100 of which represented the General Partner's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

As of December 31, 1996, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the General Partner on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Partnership Units (Units). The amount of such costs to be born by the Fund is limited by certain provisions of the Partnership Agreement. Operations commenced January 7, 1997.

2.  Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.


3.  Partners' capital:

As of December 31, 1996, 50 Units were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,000 additional Units. As of December 31, 1996, subscriptions for 93,542 Units
($935,420) had been received by the Partnership and were being held by the escrow agent. On January 6, 1997, the General Partner requested that the escrow agent release the funds to the Partnership, except those funds received from Pennsylvania investors (400 Units, $4,000). As of that date, subscriptions for 149,442 Units were accepted.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

Available Cash from Operations and Cash from Sales and Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to the General Partner and 4% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Partners' capital (continued):

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Sales or Refinancings shall be 92.5% to the Limited Partners and 7.5% to the General Partner, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.


4. Commitments and management:

The terms of the Limited Partnership Agreement provide that the General Partner and/or affiliates are entitled to receive certain fees, in addition to those described above, which are more fully described in Section 8 of the Limited Partnership Agreement. The additional fees to management include fees for equipment management and resale.


5.  Lines of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1997. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.


Certain of the Affiliates had borrowed an aggregate of $9,821,300 under the warehouse facility as of December 31, 1996.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1996. At December 31, 1996, $38,857,117 was available under this agreement.



6.  Subsequent events:

As of February 28, 1997, the Partnership had received and accepted subscriptions for 1,051,744 Units ($10,517,440), in addition to the Units issued to the initial limited partners. As of that date, the Partnership had purchased assets with a total cost of $7,421,906.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                            PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition service are performed by AEC, investor relations and communications service are performed by AIS and general administrative service for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 42, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their affiliates. As of December 31, 1996, no amounts have been paid to the General Partner by the Partnership.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1996, no such commissions had been either accrued or paid to the General Partner or its affiliates.

Equipment Management Fees

As compensation for its service rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing service and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, the General Partner or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions.

Through December 31, 1996, no such fees had been either accrued or paid to the General Partner or its affiliates.

Incentive Management Fees

As compensation for its service rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervision the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue service filings, returns and reports, the General Partner shall be entitled to receive the Incentive management fee which shall be payable for each fiscal quarter.

Available Cash from Operations, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to the General Partner and 4% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Sales or Refinancings shall be 92.5% to the Limited Partners and 7.5% to the General Partner, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

Through December 31, 1996, no such fees had been either accrued or paid to the General Partner or its affiliates.

Equipment Resale Fees

As compensation for service rendered in connection with the sale of equipment, the General Partner shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such service. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing service, the General Partner shall receive fees equal to 2% of the gross rentals or the comparable competitive rate for such service relating to comparable equipment, whichever is less, derived from the re-lease provide that (i) the General Partner or their affiliates have and will maintain adequate staff to render such service to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing service in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management service. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the general partner. In 1996, there were no operations nor were there any allocations of income or loss to either the General Partner or the Limited Partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 two investors held beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

(1)                        (2)                           (3)                            (4)
                           Name and Address of           Amount and Nature of           Percent
Title of Class             Beneficial Owner              Beneficial Ownership           of Class
Limited Partnership Units  A. J. Batt                    Initial Limited Partner Units  50.0000%
                           235 Pine Street, 6th Floor    25 Units ($250)
                           San Francisco, CA 94104             (owned by wife)

Limited Partnership Units  Dean Cash                     Initial Limited Partner Units  50.0000%
                           235 Pine Street, 6th Floor    25 Units ($250)
                           San Francisco, CA 94104             (owned by wife)

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding limited Partnership units, to remove a General Partner.

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The   responses  to  Item  11  of  this  report  under  the  caption   Executive
Compensation, are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a) Financial Statements and Schedules
                        1. Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors
                           Balance Sheet at December 31, 1996
                           Statement of Changes  in  Partners'  Capital  for the
                              period from May 17, 1996 (inception) through December 31, 1996
                           Statement of Cash Flows for the  period  from May 17,
                              1996 (inception) through December 31, 1996
                           Notes to Financial Statements

                        2. Financial Statement Schedules
                           Allschedules  for  which  provision  is  made  in the
                              applicable    accounting    regulations   of   the
                              Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      (b) Reports on Form 8-K for the fourth quarter of 1996
                           None

                      (c) Exhibits
                           (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1)


                           (28)  Additional Exhibits

                                       28.1 Prospectus dated November 29, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Date:  3/27/1997

                      ATEL Capital Equipment Fund VII, L.P.
                                             (Registrant)


                      By:  ATEL Financial Corporation,
                           General Partner of Registrant



                                      By:   /s/  A. J. Batt
                                            -----------------------------------
                                            A. J. Batt,
                                            President and Chief Executive
                                            Officer of ATEL Financial
                                            Corporation (General Partner)




                                      By:    /s/ Dean Cash
                                            -----------------------------------
                                            Dean Cash,
                                            Executive vice President of ATEL
                                            Financial Corporation (General
                                            Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                      CAPACITIES                           DATE



 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation





Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.

                                INDEX TO EXHIBITS

      Index Number                             Exhibit

          3 & 4 Agreement of Limited Partnership, included as Exhibit B to Prospectus


          28.1             Prospectus