Form 10-Q
period 1997-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1997-05-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 1997

                 |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the transition period from _______ to _______

                        Commission File Number 333-08879

                      ATEL Capital Equipment Fund VII, L.P.
             (Exact name of registrant as specified in its charter)

California                                                           94-3248318
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes         |X|
                                                     No         |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                    1997              1996
                                                    ----              ----
Cash and cash equivalents                         $1,118,406               $600

Accounts receivable                                  216,218

Investments in leases                             20,887,328
                                            ----------------- ------------------
Total assets                                     $22,221,952               $600
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                   $8,788,690

Accounts payable:
   General Partner                                    54,079
   Other                                              53,979

Unearned operating lease income                      125,214
                                            -----------------
Total liabilities                                  9,021,962
Partners' capital:
     General Partner                                    (645)              $100
     Limited Partners                             13,200,635                500
                                            ----------------- ------------------
Total partners' capital                           13,199,990                600
                                            ----------------- ------------------
Total liabilities and partners' capital          $22,221,952               $600
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1997
                                   (Unaudited)

Revenues:
   Leasing activities:
      Operating leases                                               $1,515,545
Interest                                                                  2,646
Other                                                                       117
                                                              ------------------
                                                                      1,518,308
Expenses:
Depreciation                                                          1,018,723
Interest expense                                                        303,983
Administrative cost reimbursements to General Partner                    87,163
Equipment and incentive management fees to General Partner               57,329
Other                                                                    52,694
Professional fees                                                         8,345
                                                              ------------------
                                                                      1,528,237
                                                              ------------------
Net loss                                                                ($9,929)
                                                              ==================

Net loss:
   General Partner                                                        ($745)
   Limited Partners                                                      (9,184)
                                                              ------------------
                                                                        ($9,929)
                                                              ==================

Net loss per Limited Partnership Unit                                    ($0.01)
Weighted average number of Units outstanding                            788,645


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                               THREE MONTH PERIOD
                              ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                            Limited Partners      General
                                                               Units             Amount           Partner             Total

Balance December 31, 1996                                               50              $500              $100               $600
Capital contributions                                            1,556,709        15,567,090                 -         15,567,090
Less selling commissions to affiliates                                            (1,478,874)                -         (1,478,874)
Other syndication costs to affiliates                                               (802,670)                -           (802,670)
Distributions to partners                                                            (76,227)                -            (76,227)
Net loss                                                                              (9,184)             (745)            (9,929)
                                                          ----------------- ----------------- ----------------- ------------------
Balance March 31, 1997                                           1,556,759       $13,200,635             ($645)       $13,199,990
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1997


Operating activities:
Net loss                                                                                                                  ($9,929)
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                                                         1,018,723
   Changes in operating assets and liabilities:
      Accounts receivable                                                                                                (216,218)
      Accounts payable, General Partner                                                                                    54,079
      Accounts payable, other                                                                                              53,979
      Unearned lease income                                                                                               125,214
                                                                                                                ------------------
Net cash provided by operations                                                                                         1,025,848
                                                                                                                ------------------

Investing activities:
Purchases of equipment on operating leases                                                                            (21,146,051)
Purchases of equipment on direct financing leases                                                                        (760,000)
                                                                                                                ------------------
Net cash used in investing activities                                                                                 (21,906,051)
                                                                                                                ------------------

Financing activities:
Borrowings under line of credit                                                                                         9,273,690
Repayments of borrowings under line of credit                                                                            (485,000)
Capital contributions received                                                                                         15,567,090
Payment of syndication costs to General Partner                                                                        (2,281,544)
Distributions to partners                                                                                                 (76,227)
                                                                                                                ------------------
Net cash provided by financing activities                                                                              21,998,009
                                                                                                                ------------------

Net increase in cash and cash equivalents                                                                               1,117,806

Cash and cash equivalents at beginning of period                                                                              600
                                                                                                                ------------------
Cash and cash equivalents at end of period                                                                             $1,118,406
                                                                                                                ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                                                 $303,983
                                                                                                                ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Fund), was formed under the laws of the State of California on July 17 , 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 17, 1996, $100 of which represented the General Partner's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Balance
                                                                              Amortization       March 31,
                                                             Additions         of Leases            1997

Net investment in operating leases                             $21,146,051       ($1,018,723)      $20,127,328
Net investment in direct financing leases                          760,000                 -           760,000
                                                          ----------------- ----------------- -----------------
                                                               $21,906,051       ($1,018,723)      $20,887,328
                                                          ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

Transportation                                             $18,907,388
Construction                                                   350,000
Materials handling                                             982,293
Manufacturing                                                  906,370
                                                      -----------------
                                                            21,146,051
Less accumulated depreciation                               (1,018,723)
                                                      -----------------
                                                           $20,127,328
                                                      =================

As of March 31, 1997, investment in direct financing leases consists of fuel trucks. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 1997:

Total minimum lease payments receivable                              $1,055,768
Estimated residual values of leased equipment (unguaranteed)            133,380
                                                              ------------------
Investment in direct financing leases                                 1,189,148
Less unearned income                                                   (429,148)
                                                              ------------------
Net investment in direct financing leases                              $760,000
                                                              ==================

All of the property on leases was acquired in 1997. There were no dispositions of such property.

At March 31, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                        Direct
   Year ending      Operating         Financing
  December 31,        Leases            Leases            Total
         1997         $3,154,244           $71,984        $3,226,228
         1998          3,792,878            95,979         3,888,857
         1999          2,463,148            95,979         2,559,127
         2000          1,665,631            95,979         1,761,610
         2001          1,447,397            95,979         1,543,376
   Thereafter          1,135,699           599,868         1,735,567
                ----------------- ----------------- -----------------
                     $13,658,997        $1,055,768       $14,714,765
                ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


4.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                                        $1,478,874

Reimbursement of other syndication costs                                                                                  802,670

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                                                           57,329

Administrative costs reimbursed to General Partner                                                                         87,163
                                                                                                                ------------------
                                                                                                                       $2,426,036
                                                                                                                ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


5. Partner's capital:

As of March 31, 1997, 1,556,759 Units ($15,567,590) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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


6.  Line of credit:

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

At March 31, 1997, the Partnership had $8,788,690 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1997, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through March 31, 1997, the Partnership had received subscriptions for 1,556,759 Units ($15,567,590) all of which were issued and outstanding.

During the funding period, the Partnership's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1997.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $4,669,000 as of May 1, 1997.

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

During the first quarter of 1997, the Partnership's primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit or on a non-recourse basis.

Cash from operating activities was almost entirely from operating lease rents.

There were no sources of cash from investing activities during the quarter. The primary investing use of cash was the purchase of assets on operating and direct financing leases.

Cash from financing sources consisted of cash received for subscriptions for Units and borrowings under the line of credit. The purchase of lease assets was primarily funded with borrowings on this line of credit and the proceeds of the Partnership's public offering of Units.


Results of operations

Operations resulted in a net loss of $178,604. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. Interest expense for the first quarter of 1997 related to the borrowings under the line of credit. It included all amounts related to those borrowings, going back as far as November 1996 when the General Partner started to fund the related transactions on behalf of the Partnership. All of the revenues and related carrying costs for these transactions have been attributed to the Partnership in the first quarter of 1997.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, March 31, 1997 and December 31, 1996.

                      Statement of changes in partners' capital for the three months ended March 31, 1997.

                      Statement of operations for the three month period ended March 31, 1997.

                      Statement of cash flows for the three month period ended March 31, 1997.

                      Notes to the Financial Statements

                   2. Financial Statement Schedules

                      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 (b)  Report on Form 8-K

                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 12, 1997

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                         By:   /s/ A. J. Batt
                            -----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                         By:   /s/ Dean L. Cash
                            -----------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                         By: /s/ F. Randall Bigony
                            -----------------------------------
                             F. Randall Bigony
                             Principal financial officer
                             of registrant




                         By: /s/ Donald E. Carpenter
                            -----------------------------------
                            Donald E. Carpenter
                            Principal accounting
                            officer of registrant