Form 10-Q
period 1997-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1997-08-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 1997

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

                                    Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                  1997              1996
                                                  ----              ----
Cash and cash equivalents                          $565,012               $600

Accounts receivable                                 722,075                  -

Investments in leases                            29,555,190                  -
                                           ----------------- ------------------
Total assets                                    $30,842,277               $600
                                           ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                  $2,073,240

Non-recourse debt                                  $524,186

Accounts payable:
   General Partner                                   26,817
   Other                                              8,173

Unearned operating lease income                      22,278
                                           -----------------
Total liabilities                                 2,654,694
Partners' capital:
     General Partner                                (28,556)              $100
     Limited Partners                            28,216,139                500
                                           ----------------- ------------------
Total partners' capital                          28,187,583                600
                                           ----------------- ------------------
Total liabilities and partners' capital         $30,842,277               $600
                                           ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 1997
                                   (Unaudited)

                                                                                                 Six Months       Three Months
Revenues:
Leasing activities:
   Operating leases                                                                                 $2,965,253         $1,449,708
   Direct financing                                                                                     15,020             15,020
Loss on sales of assets                                                                                   (296)              (296)
Interest                                                                                                11,796              9,150
Other                                                                                                      368                251
                                                                                              ----------------- ------------------
                                                                                                     2,992,141          1,473,833
Expenses:
Depreciation                                                                                         2,175,260          1,156,537
Interest expense                                                                                       408,356            104,373
Administrative cost reimbursements to General Partner                                                  197,185            110,022
Other                                                                                                  145,157             92,463
Equipment and incentive management fees to General Partner                                             110,380             53,051
Professional fees                                                                                       19,216             10,871
Provision for losses                                                                                    14,738             14,738
                                                                                              ----------------- ------------------
                                                                                                     3,070,292          1,542,055
                                                                                              ----------------- ------------------
Net loss                                                                                              ($78,151)          ($68,222)
                                                                                              ================= ==================

Net loss:
   General Partner                                                                                     ($5,861)           ($5,117)
   Limited Partners                                                                                    (72,290)           (63,105)
                                                                                              ----------------- ------------------
                                                                                                      ($78,151)          ($68,222)
                                                                                              ================= ==================

Net loss per Limited Partnership Unit                                                                   ($0.04)            ($0.03)
Weighted average number of Units outstanding                                                         1,652,902          2,507,661


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                SIX MONTH PERIOD
                               ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                            Limited Partners      General
                                                               Units             Amount           Partner             Total

Balance December 31, 1996                                               50              $500              $100               $600
Capital contributions                                            3,373,627        33,736,270                 -         33,736,270
Less selling commissions to affiliates                                            (3,204,946)                -         (3,204,946)
Other syndication costs to affiliates                                             (1,738,800)                -         (1,738,800)
Distributions to partners                                                           (504,595)          (22,795)          (527,390)
Net loss                                                                             (72,290)            (5,861)          (78,151)
                                                          ----------------- ----------------- ----------------- ------------------
Balance June 30, 1997                                            3,373,677       $28,216,139          ($28,556)       $28,187,583
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 1997

                                                                                                 Six Months       Three Months
Operating activities:
Net loss                                                                                              ($78,151)          ($68,222)
Adjustments to reconcile net loss to cash provided by operating activities:
   Depreciation                                                                                      2,175,260          1,156,537
   Loss on sales of assets                                                                                 296                296
   Provision for losses                                                                                 14,738             14,738
   Changes in operating assets and liabilities:
      Accounts receivable                                                                             (722,075)          (505,857)
      Accounts payable, General Partner                                                                 26,817            (27,262)
      Accounts payable, other                                                                            8,173            (45,806)
      Unearned lease income                                                                             22,278           (102,936)
                                                                                              ----------------- ------------------
Net cash provided by operations                                                                      1,447,336            421,488
                                                                                              ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                                                         (28,091,937)        (6,945,886)
Purchases of equipment on direct financing leases                                                   (3,694,810)        (2,934,810)
Reduction in net investment in direct financing leases                                                   8,975              8,975
Proceeds from sales of assets                                                                           32,288             32,288
                                                                                              ----------------- ------------------
Net cash used in investing activities                                                              (31,745,484)        (9,839,433)
                                                                                              ----------------- ------------------

Financing activities:
Borrowings under line of credit                                                                     13,346,930          4,073,240
Repayments of borrowings under line of credit                                                      (11,273,690)       (10,788,690)
Proceeds of non-recourse debt                                                                          553,566            553,566
Repayments of non-recourse debt                                                                        (29,380)           (29,380)
Capital contributions received                                                                      33,736,270         18,169,180
Payment of syndication costs to General Partner                                                     (4,943,746)        (2,662,202)
Distributions to partners                                                                             (527,390)          (451,163)
                                                                                              ----------------- ------------------
Net cash provided by financing activities                                                           30,862,560          8,864,551
                                                                                              ----------------- ------------------

Net increase (decrease) in cash and cash equivalents                                                   564,412           (553,394)

Cash and cash equivalents at beginning of period                                                           600          1,118,406
                                                                                              ----------------- ------------------
Cash and cash equivalents at end of period                                                            $565,012           $565,012
                                                                                              ================= ==================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                              $408,356           $104,373
                                                                                              ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Reclass-           Balance
                                                                              Amortization      ifications &        June 30,
                                                             Additions         of Leases        Dispositions          1997
                                                             ---------         ---------      - -------------         ----

Net investment in operating leases                             $28,091,937       ($2,175,260)         ($32,584)       $25,884,093
Net investment in direct financing leases                        3,694,810            (8,975)                -          3,685,835
Reserve for losses                                                 (14,738)                -                 -            (14,738)
                                                          ----------------- ----------------- ----------------- ------------------
                                                               $31,772,009       ($2,184,235)         ($32,584)       $29,555,190
                                                          ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                                                     Acquisitions &                 Balance
                                                                                      Dispositions                  June 30,
                                                                              1st Quarter       2nd Quarter           1997

                      Transportation                                             $18,907,388          ($33,000)       $18,874,388
                      Manufacturing                                                  906,370         2,973,240          3,879,610
                      Data processing                                                      -         3,666,101          3,666,101
                      Materials handling                                             982,293                 -            982,293
                      Construction                                                   350,000                 -            350,000
                      Research                                                             -           306,546            306,546
                                                                            ----------------- ----------------- ------------------
                                                                                  21,146,051         6,912,887         28,058,938
                      Less accumulated depreciation                               (1,018,723)       (1,156,122)        (2,174,845)
                                                                            ----------------- ----------------- ------------------
                                                                                 $20,127,328        $5,756,765        $25,884,093
                                                                            ================= ================= ==================

As of June 30, 1997, investment in direct financing leases consists of fuel trucks and a sputtering system. The following lists the components of the Partnership's investment in direct financing leases as of June 30, 1997:

Total minimum lease payments receivable                              $4,289,412
Estimated residual values of leased equipment (unguaranteed)            573,601
                                                              ------------------
Investment in direct financing leases                                 4,863,013
Less unearned income                                                 (1,177,178)
                                                              ------------------
Net investment in direct financing leases                            $3,685,835
                                                              ==================

All of the property on leases was acquired in 1997. There were no significant dispositions of such property.

At June 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                                    Direct
               Year ending      Operating         Financing
              December 31,        Leases            Leases            Total
                    1997         $2,763,989          $373,753        $3,137,742
                    1998          4,535,997           747,507         5,283,504
                    1999          3,206,268           747,507         3,953,775
                    2000          2,408,750           747,507         3,156,257
                    2001          2,190,517           747,507         2,938,024
              Thereafter          1,482,615           925,631         2,408,246
                           ----------------- ----------------- -----------------
                                $16,588,136        $4,289,412       $20,877,548
                           ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


4.  Non-recourse debt:

Note payable to financial institution is due in quarterly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

             Year ending
             December 31,      Principal          Interest           Total

                    1997            $45,914           $21,919           $67,833
                    1998             97,583            37,819           135,402
                    1999            106,198            29,204           135,402
                    2000            115,573            19,829           135,402
                    2001            125,776             9,626           135,402
              Thereafter             33,142                708           33,850
                           ----------------- ----------------- -----------------
                                   $524,186          $119,105          $643,291
                           ================= ================= =================


5.  Related party transactions:

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

Selling commissions (equal to 9.5% of the selling price
of the Limited Partnership units, deducted
from Limited Partners' capital)                                      $3,204,946

Reimbursement of other syndication costs                              1,738,800

Administrative costs reimbursed to General Partner                      197,185

Incentive  management  fees  (computed  as  4% of
distributions  of  cash  from operations,  as defined in
the  Limited  Partnership  Agreement)  and  equipment
management  fees (computed as 3.5% of gross revenues from
operating  leases,  as defined in the Limited Partnership
Agreement plus 2% of gross revenues from full payout leases,
as defined in the Limited Partnership Agreement).                       110,380
                                                              ------------------
                                                                     $5,251,311
                                                              ==================


6. Partner's capital:

As of June 30, 1997, 3,373,677 Units ($33,736,770) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


7.  Line of credit:

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

At June 30, 1997, the Partnership had $2,073,240 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1997.


8.  Commitments:

As of June 30, 1997, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $24,031,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Capital Resources and Liquidity

During the first and second quarters of 1997, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through June 30, 1997, the Partnership had received subscriptions for 3,373,677 Units ($33,736,770) all of which were issued and outstanding.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $24,031,000 as of June 30, 1997.

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

Sources of cash from investing activities consisted of proceeds from sales of assets ($32,288) and direct financing lease rents ($8,975) and were not significant. Cash was used in investing activities to purchase assets on operating and direct financing leases.

Cash from financing sources consisted primarily of cash received for subscriptions for Units and borrowings under the line of credit. The purchase of lease assets was primarily funded with borrowings on this line of credit and the proceeds of the Partnership's public offering of Units.


Results of operations

Operations resulted in a net loss of $78,151 (six months) and $68,222 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. Interest expense in 1997 related primarily to the borrowings under the line of credit. It included all amounts related to those borrowings, going back as far as November 1996 when the General Partner started to fund the related transactions on behalf of the Partnership. All of the revenues and related carrying costs for these transactions have been attributed to the Partnership in 1997 operations.

As of June 30, 1997, the Partnership's public offering was continuing. During the offering period, the Partnership expects to purchase significant amounts of lease assets. Because of this, operations in 1997 are not expected to be comparable to future periods.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 1997 and December 31, 1996.

                      Statement of changes in partners' capital for the six months ended June 30, 1997.

                      Statements of operations for the six and three month periods ended June 30, 1997.

                      Statement of cash flows for the six and three month periods ended June 30, 1997.

                      Notes to the Financial Statements.

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

Date:
August 14, 1997

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                                      By:   /s/ A. J. Batt
                                            -----------------------------------
                                            A. J. Batt
                                            President and Chief Executive
                                            Officer of General Partner




                                      By:   /s/ Dean L. Cash
                                            -----------------------------------
                                            Dean L. Cash
                                            Executive Vice President
                                            of General Partner




                                 By: /s/ F. Randall Bigony
                                     ------------------------------------------
                                     F. Randall Bigony
                                     Principal financial officer
                                     of registrant




                                 By: /s/ Donald E. Carpenter
                                     ------------------------------------------
                                     Donald E. Carpenter
                                     Principal accounting
                                     officer of registrant