Form 10-Q
period 1997-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1997-11-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1997

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                     ASSETS

                                                 1997               1996
                                                 ----               ----
Cash and cash equivalents                        $6,962,000                $600

Accounts receivable                                 630,198                   -

Investments in leases                            39,938,197                   -
                                           -----------------  ------------------
Total assets                                    $47,530,395                $600
                                           =================  ==================



                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                $4,728,751

Accounts payable:
   General Partner                                   91,510
   Other                                             67,934

Unearned operating lease income                      42,086
                                           -----------------
Total liabilities                                 4,930,281
Partners' capital:
     General Partner                                 (5,703)               $100
     Limited Partners                            42,605,817                 500
                                           -----------------  ------------------
Total partners' capital                          42,600,114                 600
                                           -----------------  ------------------
Total liabilities and partners' capital         $47,530,395                $600
                                           =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                             Nine Months        Three Months
                                             -----------        ------------
Revenues:
Leasing activities:
   Operating leases                             $4,937,599          $1,972,346
   Direct financing                                 92,429              77,409
Gain on sales of assets                              3,156               3,452
Interest                                            43,131              31,335
Other                                                1,154                 786
                                          -----------------  ------------------
                                                 5,077,469           2,085,328

Expenses:
Depreciation                                     3,545,071           1,369,811
Interest expense                                   444,015              35,659
Administrative cost reimbursements
   to General Partner                              387,375             190,190
Other                                              237,459              92,302
Equipment and incentive management
   fees to General Partner                         183,280              72,900
Professional fees                                   38,957              19,741
Provision for losses                                14,738                   -
                                          -----------------  ------------------
                                                 4,850,895           1,780,603
                                          -----------------  ------------------
Net income                                        $226,574            $304,725
                                          =================  ==================

Net income:
   General Partner                                 $16,993             $22,854
   Limited Partners                                209,581             281,871
                                          -----------------  ------------------
                                                  $226,574            $304,725
                                          =================  ==================

Net income per Limited Partnership Unit              $0.08               $0.07
Weighted average number of Units
   outstanding                                   2,531,520           4,260,107


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                                  Limited Partners
                                                                  ----------------               General
                                                              Units             Amount           Partner              Total
                                                              -----             ------           -------              -----
Balance December 31, 1996                                              50              $500              $100                $600
Capital contributions                                           5,105,426        51,054,260                 -          51,054,260
Less selling commissions to affiliates                                           (4,850,155)                -          (4,850,155)
Other syndication costs to affiliates                                            (2,419,760)                -          (2,419,760)
Distributions to partners                                                        (1,388,609)          (22,796)         (1,411,405)
Net income                                                                          209,581            16,993             226,574
                                                         ----------------- ----------------- -----------------  ------------------
Balance September 30, 1997                                      5,105,476       $42,605,817           ($5,703)        $42,600,114
                                                         ================= ================= =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1997

                                                          Nine Months        Three Months
                                                          -----------        ------------
Operating activities:
Net income                                                      $226,574            $304,725
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation                                                3,545,071           1,369,811
   Gain on sales of assets                                        (3,156)             (3,452)
   Provision for losses                                           14,738                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                       (630,198)             91,877
      Accounts payable, General Partner                           91,510              64,693
      Accounts payable, other                                     67,934              59,761
      Unearned lease income                                       42,086              19,808
                                                        -----------------  ------------------
Net cash provided by operations                                3,354,559           1,907,223
                                                        -----------------  ------------------

Investing activities:
Purchases of equipment on operating leases                   (39,935,005)        (11,843,068)
Purchases of equipment on direct financing leases             (3,694,810)                  -
Reduction in net investment in direct financing
  leases                                                          99,225              90,250
Proceeds from sales of assets                                     35,740               3,452
                                                        -----------------  ------------------
Net cash used in investing activities                        (43,494,850)        (11,749,366)
                                                        -----------------  ------------------

Financing activities:
Borrowings under line of credit                               14,564,930           1,218,000
Repayments of borrowings under line of credit                (14,564,930)         (3,291,240)
Proceeds of non-recourse debt                                  4,780,911           4,227,345
Repayments of non-recourse debt                                  (52,160)            (22,780)
Capital contributions received                                51,054,260          17,317,990
Payment of syndication costs to General Partner               (7,269,915)         (2,326,169)
Distributions to partners                                     (1,411,405)           (884,015)
                                                        -----------------  ------------------
Net cash provided by financing activities                     47,101,691          16,239,131
                                                        -----------------  ------------------
Net increase in cash and cash equivalents                      6,961,400           6,396,988
Cash and cash equivalents at beginning of period                     600             565,012
                                                        -----------------  ------------------
Cash and cash equivalents at end of period                    $6,962,000          $6,962,000
                                                        =================  ==================


Supplemental disclosures of cash flow information:

Cash paid during the period for interest                        $444,015             $35,659
                                                        =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                                                              Expense or         Reclass-            Balance
                                                                             Amortization      ifications &       September 30,
                                                            Additions         of Leases        Dispositions           1997
                                                            ---------         ---------        ------------           ----
Net investment in operating leases                            $39,935,005       ($3,545,071)         ($32,584)        $36,357,350
Net investment in direct financing leases                       3,694,810           (99,225)                -           3,595,585
Reserve for losses                                                (14,738)                -                 -             (14,738)
                                                         ----------------- ----------------- -----------------  ------------------
                                                              $43,615,077       ($3,644,296)         ($32,584)        $39,938,197
                                                         ================= ================= =================  ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                                      Acquisitions &                           Balance
                                                       Dispositions                         September 30,
                                     1st Quarter       2nd Quarter       3rd Quarter            1997
                                     -----------       -----------       -----------            ----
Transportation                          $18,907,388          ($33,000)      $10,663,472         $29,537,860
Manufacturing                               906,370         2,973,240           674,910           4,554,520
Data processing                                   -         3,666,101                 -           3,666,101
Materials handling                          982,293                 -                 -             982,293
Construction                                350,000                 -           498,698             848,698
Research                                          -           306,546                 -             306,546
                                   ----------------- ----------------- -----------------  ------------------
                                         21,146,051         6,912,887        11,837,080          39,896,018
Less accumulated depreciation            (1,018,723)       (1,156,122)       (1,363,823)         (3,538,668)
                                   ----------------- ----------------- -----------------  ------------------
                                        $20,127,328        $5,756,765       $10,473,257         $36,357,350
                                   ================= ================= =================  ==================

As of September 30, 1997, investment in direct financing leases consists of fuel trucks and a sputtering system.
The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1997:

Total minimum lease payments receivable                        $4,122,945
Estimated residual values of leased equipment (unguaranteed)      575,884
                                                              -------------
Investment in direct financing leases                           4,698,829
Less unearned income                                           (1,103,244)
                                                              -------------
Net investment in direct financing leases                      $3,595,585
                                                              =============
All of the property on leases was acquired in 1997. There were no significant dispositions of such property.

At September 30, 1997, the aggregate amounts of future minimum lease payments are as follows:

                                      Direct
  Year ending     Operating         Financing
 December 31,       Leases            Leases            Total
 ------------       ------            ------            -----
         1997        $1,789,278          $187,951        $1,977,229
         1998         9,802,189           751,803        10,553,992
         1999         8,484,849           751,803         9,236,652
         2000         7,095,710           751,803         7,847,513
         2001         5,569,907           751,803         6,321,710
   Thereafter         4,578,028           927,782         5,505,810
               ----------------- ----------------- -----------------
                    $37,319,961        $4,122,945       $41,442,906
               ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


4. Non-recourse debt:

Note payable to financial institution is due in quarterly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

  Year ending
 December 31,     Principal          Interest           Total
 ------------     ---------          --------           -----
         1997           $23,133           $10,718           $33,851
         1998            97,583            37,819           135,402
         1999           547,920           782,232         1,330,152
         2000           930,986           399,166         1,330,152
         2001         1,022,900           307,252         1,330,152
   Thereafter         2,106,229           317,254         2,423,483
               ----------------- ----------------- -----------------
                     $4,728,751        $1,854,441        $6,583,192
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

                               SEPTEMBER 30, 1997
                                   (Unaudited)


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:


Selling commissions (equal to 9.5% of the selling
price of the Limited Partnership units, deducted
from Limited Partners' capital)                                 $4,850,155

Reimbursement of other syndication costs                          2,419,760

Administrative costs reimbursed to General Partner                  387,375

Incentive management fees (computed as 4% of
distributions of cash from operations, as defined in the
Limited Partnership Agreement) and equipment management
fees (computed as 3.5% of gross revenues from operating
leases, as defined in the Limited Partnership Agreement
plus 2% of gross revenues from full payout leases, as
defined in the Limited Partnership Agreement).                      183,280
                                                          ------------------
                                                                 $7,840,570
                                                          ==================


6. Partner's capital:

As of September 30, 1997, 5,105,476 Units ($51,054,760) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

                               SEPTEMBER 30, 1997
                                   (Unaudited)


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

At September 30, 1997, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1997.


8.  Commitments:

As of September 30, 1997, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $83,191,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 1997, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through September 30, 1997, the Partnership had received subscriptions for 5,105,476 Units ($51,054,760) all of which were issued and outstanding.

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

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees which consist primarily of fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on October 28, 1998.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $83,191,000 as of September 30, 1997.

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

During the first three quarters of 1997, the Partnership's primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit or on a non-recourse basis.

Cash from operating activities was almost entirely from operating lease rents.

Sources of cash from investing activities consisted of proceeds from sales of assets ($32,288) and direct financing lease rents ($99,225) and were not significant by comparison. Cash was used in investing activities to purchase assets on operating and direct financing leases.

Cash from financing sources consisted primarily of cash received for subscriptions for Units and borrowings under the line of credit. The purchase of lease assets was primarily funded with borrowings on this line of credit and the proceeds of the Partnership's public offering of Units.


Results of operations

Operations resulted in net income of $226,574 (nine months) and $304,725 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. Interest expense in 1997 related primarily to the borrowings under the line of credit. It included all amounts related to those borrowings, going back as far as November 1996 when the General Partner started to fund the related transactions on behalf of the Partnership. All of the revenues and related carrying costs for these transactions have been attributed to the Partnership in 1997 operations.

As of September 30, 1997, the Partnership's public offering was continuing. During the offering period, the Partnership expects to purchase significant amounts of lease assets. Because of this, operations in 1997 are not expected to be comparable to future periods.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.


         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

           (1) Effective date of the offering: November 29, 1996; File Number: 33388
           (2) Offering commenced: November 29, 1996
           (3) The offering did not terminate before any securities were sold.
           (4) The offering has not been terminated prior to the sale of all of the securities.
           (5) The managing underwriter is ATEL Securities
               Corporation.
           (6) The title of the registered class of securities is "Units of limited partnership interest"
           (7) Aggregate amount and offering price of securities registered and sold as of September 30, 1997.

                                                                              Aggregate                             Aggregate
                                                                               price of                             price of
                                                                               offering                             offering
                                                              Amount            amount            Amount             amount
                              Title of Security             Registered        registered           sold               sold

                      Limited Partnership units                15,000,000      $150,000,000         5,105,426         $51,054,260

           (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                         Direct or indirect payments to
                                                         directors, officers, general
                                                         partners of the issuer or their
                                                         associates; to persons owning
                                                         ten percent or more of any          Direct or
                                                         class of equity securities of       indirect
                                                         the issuer; and to affiliates of    payments to
                                                         the issuer                          others             Total
                                                         --------------------------------    -----------        -----

                      Underwriting discounts and
                      commissions                                $638,987                          $4,211,168          $4,850,155

                      Other expenses                                    -                           2,419,760           2,419,760
                                                         -----------------                   -----------------  ------------------
                      Total expenses                             $638,987                          $6,630,928          $7,269,915
                                                         =================                   =================  ==================

           (9) Net offering proceeds to the issuer after the total expenses in
               item 8:                                             $43,784,345

           (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                         Direct or indirect payments to
                                                         directors, officers, general
                                                         partners of the issuer or their
                                                         associates; to persons owning
                                                         ten percent or more of any          Direct or
                                                         class of equity securities of       indirect
                                                         the issuer; and to affiliates of    payments to
                                                         the issuer                          others             Total
                                                         --------------------------------    ------------       -----
                      Purchase and installation of
                      machinery and equipment                         $ -                         $43,529,074         $43,529,074

                      Working capital                                   -                             255,271             255,271
                                                         -----------------                   -----------------  ------------------
                                                                      $ -                         $43,784,345         $43,784,345
                                                         =================                   =================  ==================

           (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

          (a) Documents filed as a part of this report

            1. Financial Statements

               Included in Part I of this report:

               Balance Sheets, September 30, 1997 and December 31, 1996.

               Statement of changes in partners' capital for the six months ended September 30, 1997.

               Statements of operations for the six and three month periods ended September 30, 1997.

               Statement of cash flows for the six and three month periods ended September 30, 1997.

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

Date:
November 12, 1997

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                By: ATEL Financial Corporation
                                    General Partner of Registrant




                             By:  /s/ A. J. Batt
                                 -----------------------
                                  A. J. Batt
                                  President and Chief Executive Officer
                                  of General Partner




                             By:  /s/ Dean L. Cash
                                 -----------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




         By: /s/ F. Randall Bigony
             -----------------------------
             F. Randall Bigony
             Principal financial officer
             of registrant




         By: /s/ Donald E. Carpenter
             -----------------------------
             Donald E. Carpenter
             Principal accounting
             officer of registrant