Form 10-K
period 1997-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1998-03-31
CIK 1019542

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1997
                                                    OR
           |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

                                 Yes |X| No |_|

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


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

The Partnership is conducting a public offering of 15,000,000 units of Limited Partnership interest (Units), at a price of $10 per Unit. As of December 31, 1997, the Partnership had received subscriptions for 6,716,846 ($67,168,460) Limited Partnership Units, all of which were issued or outstanding as of December 31, 1997. On January 6, 1997, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and the General Partner requested that the subscriptions, except those received from Pennsylvania investors (400 units, $4,000), be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities). As of February 13, 1997, the Partnership had received subscriptions for 774,425 units ($7,744,250) and the General Partner requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Partnership.

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

The Partnership will generally only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 1997, the Partnership had purchased equipment with a total acquisition price of $142,385,311.

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

During 1997 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

Lessee                           Type of Equipment
------                           ------------------
Burlington Northern Santa       Locomotives &
  Fe Railroad Company             intermodal containers                   24%
Cargill, Incorporated           Covered Rail Hopper Cars                  15%

These percentages are not expected to be comparable in future periods.

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

Equipment Leasing Activities:

Through December 31, 1997, the Partnership has disposed of certain leased assets as set forth below:

                                                       Excess of
 Type of         Original                              Rents Over
Equipment        Equipment Cost   Sale Price           Expenses *
--------
Tractors              $35,000            $33,666            $6,119
Railcars               99,000             96,747             9,415
               ---------------  ----------------- -----------------
                     $134,000           $130,413           $15,534
               ===============  ================= =================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1997 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                                  Purchase price excluding   Percentage of total
       Asset types                   acquisition fees            acquisitions
       -----------                   ----------------            ------------
Transportation, intermodal containers    $26,631,519                 18.71%
Manufacturing                             24,849,113                 17.45%
Transportation, rail cars                 21,649,412                 15.20%
Other                                     16,640,192                 11.69%
Motor Vehicles                            12,407,749                  8.71%
Transportation, other                     10,903,940                  7.66%
Medical                                    7,152,721                  5.02%
Mining                                     6,275,273                  4.41%
Railroad locomotives                       5,010,960                  3.52%
Office automation                          3,948,070                  2.77%
Aircraft                                   3,754,018                  2.64%
Materials handling                         3,162,344                  2.22%
                                     ----------------      -----------------
                                        $142,385,311                100.00%
                                     ================      =================

                                  Purchase price excluding   Percentage of total
   Industry of lessee                acquisition fees            acquisitions
   ------------------                ----------------            ------------
Municipalities                           $36,825,777                 25.88%
Transportation, other                      25,092,815                17.62%
Electronics                                21,605,944                15.17%
Transportation, rail                       21,270,099                14.94%
Manufacturing, other                       12,220,882                 8.58%
Primary metals                              8,718,938                 6.12%
Business services                           6,141,076                 4.31%
Oil & gas                                   2,902,773                 2.04%
Other                                       7,607,007                 5.34%
                                     ----------------      -----------------
                                        $142,385,311                100.00%
                                     ================      =================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1997, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1997, a total of 2,683 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 1997 operations was $0.0833 per Unit. The distributions were made in February 1997 through December 1997 and in January 1998. For each quarterly distribution (made in April, July and October 1997 and in January 1998) the rate was $0.25 per Unit. Distributions were from 1997 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

The following table presents summarized information regarding distributions to Limited Partners:

                                                               1997
                                                               ----
Distributions of net loss                                     $ (0.20)
Return of investment                                             1.00
                                                           ------------
Distributions per unit                                           0.79
Differences due to timing of distributions                       0.21
                                                           ------------
Nominal distribution rates from above                           $1.00
                                                           ============

Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR):

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

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Partnership interest"

(7) Aggregate amount and offering price of securities registered and sold as of December 31, 1997.

                                                     Aggregate                           Aggregate
                                                      price of                            price of
                                                      offering                            offering
                                     Amount            amount            Amount            amount
Title of Security                  Registered        registered           sold              sold

Limited Partnership units             15,000,000     $ 150,000,000         6,716,846      $ 67,168,460

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

Underwriting discounts and
commissions                            $ 944,377                         $ 5,436,627       $ 6,381,004

Other expenses                                 -                           3,272,580         3,272,580

                                 ----------------                   ----------------- -----------------
Total expenses                         $ 944,377                         $ 8,709,207       $ 9,653,584
                                 ================                   ================= =================

(9) Net offering proceeds to the issuer after the total expenses in item 8:               $ 57,514,876



(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                    Direct or indirect payments
                                  to directors, officers, general
                                  partners of the issuer or their
                                      associates; to persons
                                    owning ten percent or more         Direct or
                                      of any class of equity            indirect
                                   securities of the issuer; and      payments to
                                    to affiliates of the issuer          others            Total

Purchase and installation of
machinery and equipment                      $ -                        $ 57,179,034      $ 57,179,034

Working capital                                -                             335,842           335,842
                                 ----------------                   ----------------- -----------------
                                             $ -                        $ 57,514,876      $ 57,514,876
                                 ================                   ================= =================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                       1997              1996
                                                       ----              ----
Gross revenues                                        $ 7,373,981        $ -

Net loss                                                ($738,233)       $ -

Weighted average Limited Partner Units
   outstanding                                          3,380,442         50

Net loss per Unit, based on weighted average
   Units outstanding                                      $ (0.20)       $ -

Distributions per Unit, based on weighted average
   Units outstanding                                       $ 0.79        $ -

Total Assets                                        $ 104,416,786      $ 600

Non-recourse Debt                                     $ 8,127,374        $ -

Total Partners' Capital                              $ 53,900,414      $ 600

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

The Partnership commenced its offering on November 29, 1996. As of December 31, 1996, all of the proceeds of the offering were held by the escrow agent. Upon sale of the minimum amount of Units (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations. During the funding period and until the Partnership's initial portfolio of equipment has been purchased, funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provides for a total maximum capitalization of $150,000,000.

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit (which has been increased to $105,000,000 through March 31, 1998) with a financial institution that includes certain financial covenants. The line of credit expires on October 28, 1998. As of December 31, 1997, the Partnership had $40,390,460 of borrowings under this line of credit and the remaining availability was $17,754,812.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1997, commitments to purchase lease assets totaled $43,525,161. These amounts are expected to be funded from the existing line of credit, additional offering proceeds, additional non-recourse borrowings, existing cash balances and cash flows generated by operations.

As of December 31, 1997, all cash balances consisted of amounts reserved for distributions ($770,452) in January 1998, generated from operations in 1997 and working capital.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

In the near future, the Partnership expects to establish a $65 million dollar receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders will receive a general lien against all of the otherwise unencumbered assets of the Partnership. The program provides for borrowing at a variable interest rate and requires the General Partner to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipates that this program will allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the receivables funding program to finance assets leased to those credits which, in the opinion of the General Partner, have a relatively lower potential risk of lease default then those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.


The General Partner expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Agreement of Limited Partnership limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1997. See Items 5 and 6 of this report for additional information regarding distributions.

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

Cash Flows

In 1997, the Partnership's primary source of cash was the proceeds of its offering of Limited Partnership Units. Borrowings under the line of credit was the other major source of cash in 1997. Once the offering is completed, the initial portfolio of lease equipment is acquired and long-term financing is finalized, the major source of cash is expected to be rents from operating leases and proceeds from the sales of lease assets.

Cash flows from operating activities was for the most part generated by operating lease rents.

The only sources of cash from investing activities were proceeds from sales of lease assets and rents from direct financing leases. Neither was significant in 1997 compared to the financing sources of cash.


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

In 1997, operations resulted in a net loss of $738,233. Operations commenced in 1997 and the Partnership's offering of Units will continue through most of 1998. As a result, the Partnership's operations are expected to change considerably. The results of 1998 operations are not expected to comparable to those of 1997.

The Partnership's primary source of revenues is rents generated by operating leases. Such leases are expected to be the most significant source of revenues in future periods, however, the amounts of such revenues are expected to increase as a result of continuing asset purchases.

Depreciation expense related to operating lease assets is the Partnership's largest expense and it is expected to increase in future periods as assets on operating leases are purchased.


Impact of the Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Partnership believes that it will not be required to modify or replace significant portions of its software and that the year 2000 issue will not pose significant operational problems for its computer systems. The Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership. Therefore, the Partnership is communicating to these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Partnership.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 23.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Capital Equipment Fund VII, L.P.


We have audited the accompanying  balance sheets of ATEL Capital  Equipment Fund
VII, L.P. as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1997 and the related statements of changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 1997 and 1996 and the results of its operations, changes in its partners' capital and its cash flows for the year ended December 31, 1997 and its changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP
San Francisco, California
February 6, 1998

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                  1997              1996
                                                  ----              ----
Cash and cash equivalents                         $2,014,706              $600

Accounts receivable                                  917,219                 -

Other assets                                         200,000                 -

Investments in equipment and leases              101,284,861                 -
                                            ----------------- -----------------
Total assets                                    $104,416,786              $600
                                            ================= =================




                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $8,127,374

Lines of credit                                   40,390,460

Accounts payable and accruals:
   General Partner                                   334,256
   Other                                             535,621

Accrued interest payable                             197,664

Unearned lease income                                930,997
                                            -----------------
                                                  50,516,372

Partners' capital:
     General Partner                                (247,461)             $100
     Limited Partners                             54,147,875               500
                                            ----------------- -----------------
Total partners' capital                           53,900,414               600
                                            ----------------- -----------------
Total liabilities and partners' capital         $104,416,786              $600
                                            ================= =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997


Revenues:

Leasing activities:
   Operating leases                                                 $7,139,544
   Direct financing leases                                             171,026
   Gain on sales of assets                                               3,752
Interest income                                                         56,642
Other                                                                    3,017
                                                              -----------------
                                                                     7,373,981

Expenses:

Depreciation and amortization                                        5,847,827
Interest                                                               714,701
Administrative cost reimbursements to General Partner                  645,437
Equipment and incentive management fees to affiliates                  358,846
Provision for losses and impairments                                    74,277
Professional fees                                                       90,305
Other                                                                  380,821
                                                              -----------------
                                                                     8,112,214
                                                              -----------------
Net loss                                                             ($738,233)
                                                              =================

Net loss:
   General Partner                                                    ($55,367)
   Limited Partners                                                   (682,866)
                                                              -----------------
                                                                     ($738,233)
                                                              =================

Net loss per Limited Partnership unit                                   ($0.20)

Weighted average number of units outstanding                         3,380,442



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1997
                AND FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996

                                                                            Limited Partners       General
                                                                 Units            Amount           Partner            Total

Capital contributions                                                    50             $ 500             $ 100             $ 600
                                                            ---------------- ----------------- ----------------- -----------------
Balance December 31, 1996                                                50               500               100               600

Capital contributions received                                    6,716,846        67,168,460                 -        67,168,460
Less selling commissions to affiliates                                             (6,381,004)                -        (6,381,004)
Other syndication costs to affiliates                                              (3,272,580)                -        (3,272,580)
Distributions to Limited Partners ($0.79 per Unit)                                 (2,684,635)                -        (2,684,635)
Distributions to General Partner                                                            -          (192,194)         (192,194)
Net loss                                                                             (682,866)          (55,367)         (738,233)
                                                            ---------------- ----------------- ----------------- -----------------
Balance December 31, 1997                                         6,716,896      $ 54,147,875        $ (247,461)     $ 53,900,414
                                                            ================ ================= ================= =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997
                AND FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996

                                                                                                     1997              1996
                                                                                                     ----              ----
Operating activities:
Net loss                                                                                              ($738,233)
Adjustment to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                                    5,847,827
     Provision for losses and impairments                                                                74,277
    Gain on sales of assets (3,752) Changes in operating assets and liabilities:
         Accounts receivable                                                                           (917,219)
         Other assets                                                                                  (200,000)
         Accounts payable, General Partner                                                              334,256
         Accounts payable, other                                                                        535,621
         Accrued interest payable                                                                       197,664
         Unearned lease income                                                                          930,997
                                                                                               -----------------
Net cash provided by operating activities                                                             6,061,438
                                                                                               -----------------

Investing activities:
Purchases of equipment on operating leases                                                          (89,242,615)
Purchases of equipment on direct financing leases                                                   (16,841,671)
Purchases of equipment on leveraged leases                                                           (1,449,068)
Initial direct lease costs                                                                              (32,744)
Reduction of net investment in direct financing leases                                                  232,472
Proceeds from sales of assets                                                                           130,413
                                                                                               -----------------
Net cash used in investing activities                                                              (107,203,213)
                                                                                               -----------------

Financing activities:
Capital contributions received                                                                       67,168,460              $600
Payment of syndication costs to General Partner                                                      (9,653,584)
Distributions to Limited Partners                                                                    (2,684,635)
Distributions to General Partner                                                                       (192,194)
Borrowings under lines of credit                                                                     59,174,080
Repayments of borrowings under lines of credit                                                      (18,783,620)
Proceeds of non-recourse debt                                                                         8,324,416
Repayments of non-recourse debt                                                                        (197,042)
                                                                                               ----------------- -----------------
Net cash provided by financing activities                                                           103,155,881               600
                                                                                               ----------------- -----------------

Net increase in cash and cash equivalents                                                             2,014,106               600
Cash and cash equivalents at beginning of period                                                            600                 -
                                                                                               ----------------- -----------------
Cash and cash equivalents at end of period                                                           $2,014,706              $600
                                                                                               ================= =================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                                                $ 517,037
                                                                                               =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Fund), was formed under the laws of the State of California on May 17 , 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 17, 1996, $100 of which represented the General Partner's (ATEL Financial Corporation's) (ATEL's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The Partnership or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be born by the Partnership is limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1997, the original terms of the leases ranged from one to eleven years.

Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 5). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2. Summary of significant accounting policies:

Equipment on operating leases:

Revenues from operating leases are recognized evenly over the life of the related leases.

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


2. Summary of significant accounting policies (continued):

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

   Financial statement basis of net assets                         $53,900,414
   Tax basis of net assets                                          56,424,733
                                                                  -------------
   Difference                                                       $2,524,319
                                                                  =============

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.


The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

   Net loss per financial statements                                 ($738,233)
   Adjustment to depreciation expense                               (6,820,550)
   Adjustments to lease revenues                                      (382,993)
   Provision for losses                                                 74,277
                                                                  -------------
   Net loss per federal tax return                                 ($7,867,499)
                                                                  =============

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 7 for a description of lessees by industry as of December 31, 1997.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3. Investments in equipment and leases:

As of December 31, 1997, the Partnership's investments in equipment and leases consist of the following:

                                                                               Depreciation
                                                                                Expense or         Reclass-
                                                                               Amortization     ifications or    December 31,
                                                               Additions        of Leases        Dispositions          1997
                                                               ---------        ---------        ------------          ----
Net investment in operating leases                             $ 89,242,615      $ (5,847,381)       $ (126,661)     $ 83,268,573
Net investment in direct financing leases                        16,841,671          (232,472)                -        16,609,199
Net investment in leveraged leases                                1,449,068                 -                 -         1,449,068
Reserve for losses                                                  (74,277)                -                 -           (74,277)
Initial direct costs, net of accumulated amortization
   of $446 in 1997                                                   32,744              (446)                -            32,298
                                                            ---------------- ----------------- ----------------- -----------------
                                                              $ 107,491,821      $ (6,080,299)       $ (126,661)    $ 101,284,861
                                                            ================ ================= ================= =================

Operating leases:

Property on operating lease consists of the following additions and dispositions during 1997 and as of December 31, 1997:

                                                     Reclass-
                                                  ifications or       December 31,
                                  Additions        Dispositions           1997
                                  ---------        ------------           ----
Transportation                     $ 51,219,754         $ (99,000)     $ 51,120,754
Manufacturing                        14,342,104                 -        14,342,104
Mining                                6,275,273                 -         6,275,273
Motor vehicles                        5,454,671                 -         5,454,671
Aircraft                              3,430,000                 -         3,430,000
Materials handling                    3,162,344           (35,000)        3,127,344
Other                                 2,601,605                 -         2,601,605
Office automation                     1,624,385                 -         1,624,385
Furniture and fixtures                1,132,479                 -         1,132,479
                               ----------------- ----------------- -----------------
                                     89,242,615          (134,000)       89,108,615
Less accumulated depreciation        (5,847,381)            7,339        (5,840,042)
                               ----------------- ----------------- -----------------
                                   $ 83,395,234        $ (126,661)     $ 83,268,573
                               ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


Direct financing leases:

As of December 31, 1997, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1997:


Total minimum lease payments receivable                       $ 14,612,091
Estimated residual values of leased equipment (unguaranteed)     7,106,748
                                                             --------------
Investment in direct financing leases                           21,718,839
Less unearned income                                            (5,109,640)
                                                             --------------
Net investment in direct financing leases                     $ 16,609,199
                                                             ==============

All of the property on leases was acquired in 1997.

At December 31, 1997, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:
                                                                Direct
    Year ending       Operating        Financing
    December 31,        Leases          Leases            Total
    ------------        ------          ------            -----
             1998     $ 16,890,991      $ 2,278,884      $ 19,169,875
             1999       16,446,553        2,523,513        18,970,066
             2000       13,957,704        2,523,513        16,481,217
             2001       11,797,592        2,523,513        14,321,105
             2002        8,521,950        2,116,959        10,638,909
       Thereafter        6,240,298        2,645,709         8,886,007
                    --------------- ---------------- -----------------
                      $ 73,855,088     $ 14,612,091      $ 88,467,179
                    =============== ================ =================

Leveraged leases:

As of December 31, 1997, investment in leveraged leases consists of railroad box cars. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1997:

Aggregate rentals receivable                                         $2,241,056
Less aggregate principal and interest payable on non-recourse loans  (2,033,287)
Estimated residual value of leased assets                             1,672,855
Less unearned income                                                   (431,556)
                                                                   -------------
Net investment in leveraged leases                                  $ 1,449,068
                                                                   =============

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


4.  Non-recourse debt:

At December 31, 1997, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 8.3% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1997, the carrying value of the pledged assets is approximately $9,596,682. The notes mature from 2002 through 2004.

Future minimum payments of non-recourse debt are as follows:

   Year ending
   December 31,      Principal         Interest           Total
            1998        $ 752,125         $ 296,811       $ 1,048,936
            1999        1,258,792           984,894         2,243,686
            2000        1,703,036           540,650         2,243,686
            2001        1,861,393           382,293         2,243,686
            2002        1,466,096           219,272         1,685,368
      Thereafter        1,085,932           108,820         1,194,752
                  ---------------- ----------------- -----------------
                      $ 8,127,374       $ 2,532,740      $ 10,660,114
                  ================ ================= =================


5.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

                                DECEMBER 31, 1997


5.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1997:


Selling commissions (equal to 9.5% of the selling price of the
Limited Partnership units, deducted from Limited Partners' capital  $6,381,004

Reimbursement of other syndication costs                             3,272,580

Administrative costs reimbursed to General Partner                     645,437

Incentive  management  fees  (computed  as 4.0% of  distributions of cash  from operations,  as defined in the  Limited  Partnership
Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited
Partnership Agreement plus 2% of gross revenues from full payout
leases, as defined in the Limited Partnership Agreement).              358,846
                                                                  -------------
                                                                   $10,657,867
                                                                  =============


6.  Partners' capital:

As of December 31, 1997, 6,716,896 Units ($67,168,960) were issued and outstanding. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


6.  Partners' capital (continued):

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

7. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1997 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:


                           Municipalities             26%
                           Transportation, other      18%
                           Transportation, rail       15%
                           Electronics                15%

During 1997, two customers comprised 24% and 15% of the Partnership's revenues from leases.


8.  Lines of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement (which has been increased to $105,000,000 through March 31, 1998) with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1997, the Partnership borrowed $59,174,080 under the line of credit. Repayments on the line of credit were $18,783,620 during 1997 and $40,390,460 remained outstanding as of December 31, 1997. At December 31, 1997, the rates on such borrowings varied from 7.47% to 8.50%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1997. At December 31, 1997, $17,754,812 was available under this agreement.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


9. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1997 is $8,534,223.

Line of credit:

The carrying amounts of the Partnership's variable rate lines of credit approximate fair value.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                 Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive
                           Officer of ACG, AFC and AEC

Dean L. Cash               Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director,
                           President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony          Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter        Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais            General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock         Director of Asset Management of AEC

Russell H. Wilder          Vice President - Credit of AEC

John P. Scarcella          Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid through December 31, 1997 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1997, $6,381,004 of such commissions had been either accrued or paid to the General Partner or its affiliates. Of that amount, $5,436,627 was reallowed to other broker/dealers.

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

See Note to the financial statements included in Item 8 of this report for amounts paid.

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

See Note to the financial statements included in Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the general partner. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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
                                                  Name and Address of               Amount and Nature of             Percent
      Title of Class                               Beneficial Owner                 Beneficial Ownership             of Class

Limited Partnership Units                     A. J. Batt                       Initial Limited Partner Units          0.00037%
                                              235 Pine Street, 6th Floor     25 Units ($250)
                                                San Francisco, CA 94104       (owned by wife)

Limited Partnership Units                     Dean Cash                        Initial Limited Partner Units          0.00037%
                                              235 Pine Street, 6th Floor     25 Units ($250)
                                                San Francisco, CA 94104       (owned by wife)

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 5 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

                                     PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a) Financial Statements and Schedules
                        1. Financial Statements
                           Included in Part II of this report:
                           Report of Independent Auditors
                           Balance Sheets at December 31, 1997 and 1996
                           Statement of Operations for the year ended December
                              31, 1997
                           Statements of Changes in  Partners'  Capital  for the
                              year ended December 31, 1997 and for the period from May 17, 1996 (inception) through December 31, 1996
                           Statement of Cash Flows for the year  ended  December
                              31,   1997  and  the  period  from  May  17,  1996
                              (inception) through December 31, 1996
                           Notes to Financial Statements

                        2. Financial Statement Schedules
                           Allschedules  for  which  provision  is  made  in the
                              applicable    accounting    regulations   of   the
                              Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      (b)  Reports  on Form 8-K for the  fourth  quarter of 1997
                           None

                      (c) Exhibits
                           (3)and  (4)   Agreement   of   Limited   Partnership,
                              included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1996 (File No. 333-08879).

                                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Date:  3/27/1998

                      ATEL Capital Equipment Fund VII, L.P.
                                             (Registrant)


        By:  ATEL Financial Corporation,
             General Partner of Registrant



                        By:   /s/  A. J. Batt
                              --------------------------------------------------
                              A. J. Batt,
                              President and Chief Executive Officer of
                              ATEL Financial Corporation (General
                              Partner)




                        By:    /s/ Dean Cash
                              --------------------------------------------------
                              Dean Cash,
                              Executive vice President of ATEL
                              Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                            CAPACITIES             DATE



             /s/ A. J. Batt        President, chairman and chief   3/27/1998
---------------------------------- executive officer of ATEL
               A. J. Batt          Financial Corporation



              /s/ Dean Cash        Executive vice president and    3/27/1998
---------------------------------- director of ATEL Financial
                Dean Cash          Corporation



          /s/ F. Randall Bigony    Principal financial officer     3/27/1998
---------------------------------- of registrant; principal
            F. Randall Bigony      financial officer of ATEL
                                   Financial Corporation



         /s/ Donald E. Carpenter   Principal accounting officer    3/27/1998
---------------------------------- of registrant; principal
           Donald E. Carpenter     accounting officer of ATEL
                                   Financial Corporation





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