Form 10-Q
period 1998-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1998-05-15
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended March 31, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                  1998              1997
                                                  ----              ----
Cash and cash equivalents                         $2,003,334         $2,014,706
Accounts receivable                                2,084,731            917,219
Other assets                                         200,000            200,000
Investments in leases                            110,232,834        101,284,861
                                            ----------------- ------------------
Total assets                                    $114,520,899       $104,416,786
                                            ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                  $37,254,961        $40,390,460
Non-recourse debt                                  7,945,141          8,127,374

Accounts payable:
   General Partner                                   245,704            334,256
   Other                                             268,026            535,621

Accrued interest expense                             256,690            197,664
Unearned operating lease income                    1,025,730            930,997
                                            ----------------- ------------------
Total liabilities                                 46,996,252         50,516,372
Partners' capital:
     General Partner                                (338,699)          (247,461)
     Limited Partners                             67,863,346         54,147,875
                                            ----------------- ------------------
Total partners' capital                           67,524,647         53,900,414
                                            ----------------- ------------------
Total liabilities and partners' capital         $114,520,899       $104,416,786
                                            ================= ==================

                             See accompanying notes.
                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                  ----              ----
Revenues:
   Leasing activities:
      Operating leases                            $5,392,236         $1,515,545
      Direct financing leases                        262,173                  -
      Leveraged leases                                32,879                  -
      Gain on sales of assets                            878                  -
Interest                                               6,567              2,646
Other                                                    723                117
                                            ----------------- ------------------
                                                   5,695,456          1,518,308
Expenses:
Depreciation                                       2,913,361          1,018,723
Interest expense                                     846,237            303,983
Administrative cost reimbursements
   to General Partner                                247,691             87,163
Equipment and incentive management
   fees to General Partner                           295,546             57,329
Other                                                145,296             52,694
Provision for losses                                  56,954                  -
Professional fees                                      8,751              8,345
                                            ----------------- ------------------
                                                   4,513,836          1,528,237
                                            ----------------- ------------------
Net income (loss)                                 $1,181,620            ($9,929)
                                            ================= ==================

Net income (loss):
   General Partner                                   $88,622              ($745)
   Limited Partners                                1,092,998             (9,184)
                                            ================= ==================
                                                  $1,181,620            ($9,929)
                                            ================= ==================

Net income (loss) per Limited Partnership Unit         $0.15             ($0.01)
Weighted average number of Units outstanding       7,504,449            788,645

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1998
                                   (Unaudited)

                                                        Limited Partners      General
                                           Units             Amount           Partner             Total

Balance December 31, 1996                    6,716,896       $54,147,875         ($247,461)       $53,900,414
Capital contributions                        1,649,064        16,490,640                 -         16,490,640
Less selling commissions to affiliates                        (1,566,611)                -         (1,566,611)
Other syndication costs to affiliates                           (595,950)                -           (595,950)
Distributions to partners                                     (1,705,606)         (179,860)        (1,885,466)
Net income                                                     1,092,998            88,622          1,181,620
                                      ----------------- ----------------- ----------------- ------------------
Balance March 31, 1997                       8,365,960       $67,863,346         ($338,699)       $67,524,647
                                      ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997

                                                                                   1998              1997
Operating activities:
Net income (loss)                                                                  $1,181,620            ($9,929)
Adjustments to reconcile net income to cash provided by operating activities:
   Leveraged lease income                                                             (32,879)                 -
   Gain on sales of assets                                                               (878)
   Depreciation                                                                     2,913,361          1,018,723
   Provision for losses                                                                56,954                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                                          (1,167,512)          (216,218)
      Accounts payable, General Partner                                               (88,552)            54,079
      Accounts payable, other                                                        (267,595)            53,979
      Accrued interest expense                                                         59,026                  -
      Unearned lease income                                                            94,733            125,214
                                                                             ----------------- ------------------
Net cash provided by operations                                                     2,748,278          1,025,848
                                                                             ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                                        (11,560,028)       (21,146,051)
Purchases of equipment held for sale or lease                                        (441,187)                 -
Purchases of equipment on direct financing leases                                           -           (760,000)
Reduction of net investment in direct financing leases                                106,076
Proceeds from sales of assets                                                          10,608                  -
                                                                             ----------------- ------------------
Net cash used in investing activities                                             (11,884,531)       (21,906,051)
                                                                             ----------------- ------------------

Financing activities:
Borrowings under line of credit                                                             -          9,273,690
Repayments of borrowings under line of credit                                      (3,135,499)          (485,000)
Repayments of non-recourse debt                                                      (182,233)                 -
Capital contributions received                                                     16,490,640         15,567,090
Payment of syndication costs to General Partner                                    (2,162,561)        (2,281,544)
Distributions to limited partners                                                  (1,705,606)           (76,227)
Distributions to general partner                                                     (179,860)                 -
                                                                             ----------------- ------------------
Net cash provided by financing activities                                           9,124,881         21,998,009
                                                                             ----------------- ------------------

Net increase in cash and cash equivalents                                             (11,372)         1,117,806

Cash and cash equivalents at beginning of period                                    2,014,706                600
                                                                             ----------------- ------------------
Cash and cash equivalents at end of period                                         $2,003,334         $1,118,406
                                                                             ================= ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                                $303,983
                                                                                               ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or        Reclassi-           Balance
                                        December 31,                          Amortization      fications or        March 31,
                                            1997             Additions         of Leases        Dispositions          1998
                                            ----             ---------         ---------      - -------------         ----
Net investment in operating
   leases                                   $83,268,573         11,560,028        (2,900,278)          ($9,730)       $91,918,593
Net investment in direct
   financing leases                          16,609,199                  -          (106,076)                -         16,503,123
Net investment in leveraged
   leases                                     1,449,068                  -            32,879                 -          1,481,947
Assets held for sale or lease                                      441,187           (11,763)                -            429,424
Reserve for losses                              (74,277)           (56,954)                -                 -           (131,231)
Initial direct costs, net of
   accumulated amortization                      32,298                  -            (1,320)                -             30,978
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                           $101,284,861        $11,944,261       ($2,986,558)          ($9,730)      $110,232,834
                                     ===================  ================= ================= ================= ==================

Property on operating leases consists of the following:

                                 Balance                                                Balance
                               December 31,                                            March 31,
                                   1997           Additions        Dispositions          1998
                                   ----           ---------        ------------          ----
Transportation                    $51,120,754        $4,648,781          ($10,255)       $55,759,280
Manufacturing                      14,342,104           709,848                 -         15,051,952
Mining                              6,275,273         1,286,210                 -          7,561,483
Motor vehicles                      5,454,671                 -                 -          5,454,671
Office automation                   1,624,385         3,328,775                 -          4,953,160
Aircraft                            3,430,000                                   -          3,430,000
Materials handling                  3,127,344           216,900                 -          3,344,244
Other                               2,601,605           220,887                 -          2,822,492
Furniture and fixtures              1,132,479         1,148,627                 -          2,281,106
                             ----------------- ----------------- ----------------- ------------------
                                   89,108,615        11,560,028           (10,255)       100,658,388
Less accumulated depreciation      (5,840,042)       (2,900,278)              525         (8,739,795)
                             ----------------- ----------------- ----------------- ------------------
                                  $83,268,573        $8,659,750           ($9,730)       $91,918,593
                             ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

As of March 31, 1998, investment in direct financing leases consists of fuel trucks. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 1998:

   Total minimum lease payments receivable                       $14,225,842
   Estimated residual values of leased equipment (unguaranteed)    7,106,748
                                                               --------------
   Investment in direct financing leases                          21,332,590
   Less unearned income                                           (4,829,467)
                                                               --------------
   Net investment in direct financing leases                     $16,503,123
                                                               ==============

All of the property on leases was acquired in 1997 and 1998. There were no significant dispositions of such property.

At March 31, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                            Direct
       Year ending      Operating         Financing
      December 31,        Leases            Leases            Total

              1998        $12,202,121        $1,892,635       $14,094,756
              1999         17,842,529         2,523,513        20,366,042
              2000         14,761,168         2,523,513        17,284,681
              2001         12,206,797         2,523,513        14,730,310
              2002          8,843,965         2,116,959        10,960,924
        Thereafter          6,580,933         2,645,709         9,226,642
                     ----------------- ----------------- -----------------
                          $72,437,513       $14,225,842       $86,663,355
                     ================= ================= =================


4. Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 8.3% to 10.0%.

Future minimum payments of non-recourse debt are as follows:

        Year ending
        December 31,         Principal          Interest           Total

                   1998           $569,893          $216,809          $786,702
                   1999          1,258,792           984,894         2,243,686
                   2000          1,703,036           540,650         2,243,686
                   2001          1,861,393           382,293         2,243,686
                   2002          1,466,096           219,272         1,685,368
             Thereafter          1,085,931           108,819         1,194,750
                          ----------------- ----------------- -----------------
                                $7,945,141        $2,452,737       $10,397,878
                          ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      1998              1997
                                                                                      ----              ----
Selling  commissions  (equal  to  9.5%  of the  selling  price  of  the  Limited
Partnership  units,   deducted  from  Limited  Partners'   capital)                   $1,566,611         $1,478,874

Reimbursement of other syndication costs                                                 595,950            802,670

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         295,546             57,329

Administrative costs reimbursed to General Partner                                       247,691             87,163
                                                                                ----------------- ------------------
                                                                                      $2,705,798         $2,426,036
                                                                                ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


6. Partner's capital:

As of March 31, 1998, 8,365,960 Units ($83,659,600) were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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


7. Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on October 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At March 31, 1998, the Partnership had $37,254,961 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1998 and 1997, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through March 31, 1998, the Partnership had received subscriptions for 8,365,960 Units ($83,659,600) all of which were issued and outstanding.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $7,020,000 as of March 31, 1998.

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

Cash Flows

During the first quarters of 1998 and 1997, the Partnership's primary sources of liquidity were the proceeds of its offering of Units.

Cash from operating activities was almost entirely from operating lease rents in both years. Once the Partnership's offering is completed, operating leases are expected to be the primary source of cash.

In the first quarter of 1998, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases. Neither was significant compared to the Partnership's other sources of cash. There were no sources of cash from investing activities during the first quarter of 1997. The primary investing use of cash was the purchase of assets on operating leases.

Cash from financing sources consisted of cash received for subscriptions for Units. Distributions to Partners has increased as the offering has continued and the number of outstanding Units has increased compared to 1997.


Results of operations

Operations resulted in a net income of $1,181,620 in 1998 compared to a net loss of $9,929 in the same period in 1997. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

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

Interest expense in the first quarter of 1998 relates primarily to the borrowings under the line of credit. Interest expense for the first quarter of 1997 related to the borrowings under the line of credit. It included all amounts related to those borrowings, going back as far as November 1996 when the General Partner started to fund the related transactions on behalf of the Partnership. All of the revenues and related carrying costs for these transactions were attributed to the Partnership in the first quarter of 1997.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 1998 as the Partnership continues to acquire significant amount of lease assets.

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

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

(1) Effective date of the offering:  November 29, 1996;  File Number:  33388

(2)
Offering commenced:  November 29, 1996 (

3) The offering did not terminate before any securities were sold.

(4) The offering has not been terminated prior to the sale of all of the securities.

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of limited partnership interest"

(7) Aggregate amount and offering price of securities registered and sold as of March 31, 1998

                                                         Aggregate                            Aggregate
                                                          price of                            price of
                                                          offering                            offering
                                         Amount            amount            Amount            amount
        Title of Security              Registered        registered           sold              sold

Limited Partnership units                 15,000,000      $150,000,000         8,365,910        $83,659,100


(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:



                                    Direct   or   indirect
                                    payments to directors,
                                    officers,      general
                                    partners of the issuer
                                    or  their  associates;
                                    to persons  owning ten
                                    percent or more of any
                                    Direct   or  class  of
                                    equity  securities  of
                                    indirect  the  issuer;              Direct or indirect
                                    and to  affiliates  of                payments to
                                    the issuer                               others             Total

Underwriting discounts and
commissions                               $3,736,447                          $4,211,168         $7,947,615

Other expenses                                     -                           4,014,660          4,014,660

                                    -----------------                   ----------------- ------------------
Total expenses                            $3,736,447                          $8,225,828        $11,962,274
                                    =================                   ================= ==================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                     $71,696,826

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                    Direct   or   indirect
                                    payments to directors,
                                    officers,      general
                                    partners of the issuer
                                    or  their  associates;
                                    to persons  owning ten
                                    percent or more of any
                                    Direct   or  class  of
                                    equity  securities  of
                                    indirect  the  issuer;              Direct or indirect
                                    and to  affiliates  of                payments to
                                    the issuer                               others             Total
Purchase and installation of
machinery and equipment                          $ -                         $71,278,531        $71,278,531

Working capital                                    -                             418,296            418,296
                                    -----------------                   ----------------- ------------------
                                                 $ -                         $71,696,826        $71,696,826
                                    =================                   ================= ==================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, March 31, 1998 and December 31, 1997.

                      Statements of operations for the three month periods ended
                         March 31, 1998 and 1997.

                      Statement of changes in  partners'  capital  for the three months ended March 31, 1998.

                      Statements of cash flows for the three month periods ended
                         March 31, 1998 and 1997.

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

Date:
May 12, 1998

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                         By:   /s/ A. J. Batt
                               -----------------------------------
                               A. J. Batt
                               President and Chief Executive Officer
                               of General Partner




                         By:   /s/ Dean L. Cash
                               -----------------------------------
                               Dean L. Cash
                               Executive Vice President
                               of General Partner




                         By: /s/ F. Randall Bigony
                             -------------------------------------
                             F. Randall Bigony
                             Principal financial officer
                             of registrant




                         By: /s/ Donald E. Carpenter
                             -------------------------------------
                             Donald E. Carpenter
                             Principal accounting
                             officer of registrant