Form 10-Q
period 1998-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1998-08-13
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 1998

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                  1998              1997
                                                  ----              ----
Cash and cash equivalents                         $2,162,519         $2,014,706

Accounts receivable                                3,634,113            917,219

Other assets                                         200,000            200,000

Investments in leases                            125,986,576        101,284,861
                                            ----------------- ------------------
Total assets                                    $131,983,208       $104,416,786
                                            ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                  $14,747,760        $40,390,460

Long-term debt                                    21,029,000

Non-recourse debt                                  8,074,109          8,127,374

Accounts payable:
   General Partner                                   170,175            334,256
   Other                                             639,111            535,621

Accrued interest payable                             375,129            197,664

Unearned operating lease income                    1,136,721            930,997
                                            ----------------- ------------------
Total liabilities                                 46,172,005         50,516,372
Partners' capital:
     General Partner                                (222,356)         ($247,461)
     Limited Partners                             86,033,559         54,147,875
                                            ----------------- ------------------
Total partners' capital                           85,811,203         53,900,414
                                            ----------------- ------------------
Total liabilities and partners' capital         $131,983,208       $104,416,786
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Revenues:
Leasing activities:
   Operating leases                                            $13,112,501        $2,965,253        $7,720,265         $1,449,708
   Direct financing                                                809,036            15,020           546,863             15,020
   Leveraged leases                                                 65,757                 -            32,878                  -
Gain (loss) on sales of assets                                     843,793              (296)          842,915               (296)
Interest                                                            22,396            11,796            15,829              9,150
Other                                                                3,463               368             2,740                251
                                                          ----------------- ----------------- ----------------- ------------------
                                                                14,856,946         2,992,141         9,161,490          1,473,833
Expenses:
Depreciation                                                     8,694,006         2,175,260         5,780,645          1,156,537
Interest expense                                                 1,962,200           408,356         1,115,963            104,373
Administrative cost reimbursements to General
   Partner                                                         445,391           197,185           197,700            110,022
Other                                                              282,602           145,157           137,306             92,463
Equipment and incentive management fees to
   General Partner                                                 645,721           110,380           350,175             53,051
Professional fees                                                   37,210            19,216            28,459             10,871
Provision for losses                                                56,954            14,738                 -             14,738
                                                          ----------------- ----------------- ----------------- ------------------
                                                                12,124,084         3,070,292         7,610,248          1,542,055
                                                          ----------------- ----------------- ----------------- ------------------
Net income (loss)                                               $2,732,862          ($78,151)       $1,551,242           ($68,222)
                                                          ================= ================= ================= ==================

Net income (loss):
   General Partner                                                $204,965           ($5,861)         $116,343            ($5,117)
   Limited Partners                                              2,527,897           (72,290)        1,434,899            (63,105)
                                                          ----------------- ----------------- ----------------- ------------------
                                                                $2,732,862          ($78,151)       $1,551,242           ($68,222)
                                                          ================= ================= ================= ==================

Net income (loss) per Limited Partnership Unit                       $0.30            ($0.04)            $0.15             ($0.03)

Weighted average number of Units outstanding                     8,499,596         1,652,902         9,483,808          2,507,661


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                SIX MONTH PERIOD
                               ENDED JUNE 30, 1998
                                   (Unaudited)

                                                                    Limited Partners              General
                                                               Units             Amount           Partner             Total

Balance December 31, 1997                                        6,716,896        54,147,875         ($247,461)       $53,900,414
Capital contributions                                            3,845,162        38,451,620                 -         38,451,620
Less selling commissions to affiliates                                            (3,652,904)                -         (3,652,904)
Other syndication costs to affiliates                                             (1,594,533)                -         (1,594,533)
Distributions to partners                                                         (3,846,396)         (179,860)        (4,026,256)
Net income                                                                         2,527,897           204,965          2,732,862
                                                          ----------------- ----------------- ----------------- ------------------
Balance June 30, 1998                                           10,562,058       $86,033,559         ($222,356)       $85,811,203
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1998 AND 1997


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
Operating activities:                                           1998              1997              1998              1997
                                                                ----              ----              ----              ----
Net income (loss)                                               $2,732,862          ($78,151)       $1,551,242           ($68,222)
Adjustments  to  reconcile  net  income  (loss) to cash
   provided  by  operating activities:
   Leveraged lease income                                          (65,757)                -           (32,878)                 -
   Depreciation                                                  8,694,006         2,175,260         5,780,645          1,156,537
   (Gain) loss on sales of assets                                 (843,793)              296          (842,915)               296
   Provision for losses                                             56,954            14,738                 -             14,738
   Changes in operating assets and liabilities:
      Accounts receivable                                       (2,716,894)         (722,075)       (1,549,382)          (505,857)
      Accounts payable, General Partner                           (164,081)           26,817           (75,529)           (27,262)
      Accounts payable, other                                      103,490             8,173           371,085            (45,806)
      Accrued interest expense                                     177,465                 -           118,439                  -
      Unearned lease income                                        205,724            22,278           110,991           (102,936)
                                                          ----------------- ----------------- ----------------- ------------------
Net cash provided by operations                                  8,179,976         1,447,336         5,431,698            421,488
                                                          ----------------- ----------------- ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                     (29,892,797)      (28,091,937)      (18,332,769)        (6,945,886)
Purchases of equipment on direct financing leases               (5,410,595)       (3,694,810)       (5,410,595)        (2,934,810)
Proceeds from sales of assets                                    2,330,193            32,288         2,319,585             32,288
Reduction in net investment in direct financing leases             871,265             8,975           765,189              8,975
Purchases of equipment held for sale or lease                     (441,187)                -                 -                  -
Payment of initial direct costs                                         (4)                -                (4)                 -
                                                          ----------------- ----------------- ----------------- ------------------
Net cash used in investing activities                          (32,543,125)      (31,745,484)      (20,658,594)        (9,839,433)
                                                          ----------------- ----------------- ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                             JUNE 30, 1998 AND 1997


                                                                      Six Months                          Three Months
                                                                    Ended June 30,                       Ended June 30,
                                                                    --------------                       --------------
                                                                1998              1997              1998              1997
                                                                ----              ----              ----              ----
Financing activities:
Repayments of borrowings under line of credit                  (43,777,407)      (11,273,690)      (40,641,908)       (10,788,690)
Borrowings under line of credit                                 18,134,707        13,346,930        18,134,707          4,073,240
Proceeds of long-term debt                                      21,770,000                 -        21,770,000                  -
Repayments of long-term debt                                      (741,000)                -          (741,000)                 -
Repayments of non-recourse debt                                 (1,509,849)          (29,380)       (1,327,616)           (29,380)
Proceeds of non-recourse debt                                    1,456,584           553,566         1,456,584            553,566
Capital contributions received                                  38,451,620        33,736,270        21,960,980         18,169,180
Payment of syndication costs to General Partner                 (5,247,437)       (4,943,746)       (3,084,876)        (2,662,202)
Distributions to partners                                       (4,026,256)         (527,390)       (2,140,790)          (451,163)
                                                          ----------------- ----------------- ----------------- ------------------
Net cash provided by financing activities                       24,510,962        30,862,560        15,386,081          8,864,551
                                                          ----------------- ----------------- ----------------- ------------------
Net increase (decrease) in cash and cash
   equivalents                                                     147,813           564,412           159,185           (553,394)
Cash and cash equivalents at beginning of
   period                                                        2,014,706               600         2,003,334          1,118,406
                                                          ----------------- ----------------- ----------------- ------------------
Cash and cash equivalents at end of period                      $2,162,519          $565,012        $2,162,519           $565,012
                                                          ================= ================= ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $1,784,735          $408,356        $1,784,735           $104,373
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or        Reclassi-           Balance
                                        December 31,                          Amortization      fications or        June 30,
                                            1997             Additions         of Leases        Dispositions          1998
                                            ----             ---------         ---------      - -------------         ----
Net investment in operating
   leases                                   $83,268,573         29,892,797        (8,664,417)       (1,486,400)      $103,010,553
Net investment in direct
   financing leases                          16,609,199          5,410,595          (871,265)                -         21,148,529
Net investment in leveraged
   leases                                     1,449,068                  -            65,757                 -          1,514,825
Assets held for sale or lease                         -            441,187           (26,942)                -            414,245
Reserve for losses                              (74,277)           (56,954)                -                 -           (131,231)
Initial direct costs, net of
   accumulated amortization                      32,298                  4            (2,647)                -             29,655
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                           $101,284,861        $35,687,629       ($9,499,514)      ($1,486,400)      $125,986,576
                                     ===================  ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                         Acquisitions &         Balance
                                December 31,                       Dispositions         June 30,
                                    1997          1st Quarter       2nd Quarter           1998
                                    ----          -----------       -----------           ----
Transportation                     $51,120,754        $4,638,526       $10,317,167        $66,076,447
Manufacturing                       14,342,104           709,848         3,271,467         18,323,419
Mining                               6,275,273         1,286,210           171,528          7,733,011
Motor vehicles                       5,454,671                 -                 -          5,454,671
Other                                2,601,605           220,887         2,326,005          5,148,497
Materials handling                   3,127,344           216,900         1,735,842          5,080,086
Aircraft                             3,430,000                 -                 -          3,430,000
Office automation                    1,624,385         3,328,775        (1,768,484)         3,184,676
Furniture and fixtures               1,132,479         1,148,627           215,380          2,496,486
                              ----------------- ----------------- ----------------- ------------------
                                    89,108,615        11,549,773        16,268,905        116,927,293
Less accumulated depreciation       (5,840,042)       (2,899,753)       (5,176,945)       (13,916,740)
                              ----------------- ----------------- ----------------- ------------------
                                  $83,268,573        $8,650,020       $11,091,960       $103,010,553
                              ================= ================= ================= ==================

As of June 30, 1998, investment in direct financing leases consists of fuel trucks and a sputtering system. The following lists the components of the Partnership's investment in direct financing leases as of June 30, 1998:

  Total minimum lease payments receivable                          $19,447,895
  Estimated residual values of leased equipment (unguaranteed)       7,691,869
                                                                 --------------
  Investment in direct financing leases                             27,139,764
  Less unearned income                                              (5,991,235)
                                                                 --------------
  Net investment in direct financing leases                        $21,148,529
                                                                 ==============

All of the property on leases was acquired in 1997 and 1998.

At June 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                 Direct
            Year ending      Operating         Financing
           December 31,        Leases            Leases            Total
                   1998        $10,671,256        $2,061,527       $12,732,783
                   1999         20,459,812         3,630,165        24,089,977
                   2000         17,603,100         3,147,696        20,750,796
                   2001         14,339,393         3,037,221        17,376,614
                   2002         10,493,793         2,630,668        13,124,461
             Thereafter          7,547,884         4,940,618        12,488,502
                          ----------------- ----------------- -----------------
                               $81,115,238       $19,447,895      $100,563,133
                          ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


4.  Non-recourse debt:

Note payable to financial institution is due in quarterly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

          Year ending
         December 31,      Principal          Interest           Total
                 1998           $698,860          $188,217          $887,077
                 1999          1,258,792           984,894         2,243,686
                 2000          1,703,036           540,650         2,243,686
                 2001          1,861,393           382,293         2,243,686
                 2002          1,466,096           219,272         1,685,368
           Thereafter          1,085,932           108,819         1,194,751
                        ----------------- ----------------- -----------------
                              $8,074,109        $2,424,145       $10,498,254
                        ================= ================= =================


5.  Long-term debt:

The Partnership has established a $65 million dollar receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders will receive a general lien against all of the otherwise unencumbered assets of the Partnership. The program provides for borrowing at a variable interest rate and requires the General Partner to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipates that this program will allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the receivables funding program to finance assets leased to those credits which, in the opinion of the General Partner, have a relatively lower potential risk of lease default then those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

In April 1998, the Partnership borrowed $21,770,000 under this facility. Through hedge agreements, the interest rate has been effectively fixed at 6.22%.

Future minimum principal payments of long-term debt are as follows:

            Year ending
           December 31,      Principal          Interest           Total
                   1998         $2,019,000          $629,515        $2,648,515
                   1999          4,971,000         1,016,996         5,987,996
                   2000          4,716,000           712,665         5,428,665
                   2001          4,423,000           429,293         4,852,293
                   2002          3,568,000           166,051         3,734,051
             Thereafter          1,332,000            61,426         1,393,426
                          ----------------- ----------------- -----------------
                               $21,029,000        $3,015,946       $24,044,946
                          ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partner and/or Affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                    1998              1997
                                                                                                    ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                     $3,652,904         $3,204,946

Reimbursement of other syndication costs                                                             1,594,533          1,738,800

Administrative costs reimbursed to General Partner                                                     445,391            197,185

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from
full payout leases, as defined in the Limited Partnership Agreement).                                  645,721            110,380
                                                                                              ----------------- ------------------
                                                                                                    $6,338,549         $5,251,311
                                                                                              ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


7. Partner's capital:

As  of  June  30,  1998,   10,562,058  Units   ($105,620,580)  were  issued  and
outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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


8.  Line of credit:

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

At June 30, 1998, the Partnership had $14,747,760 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1998.


9.  Commitments:

As of June 30, 1998, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $9,731,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capital Resources and Liquidity

During the first and second quarters of 1998, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through June 30, 1998, the Partnership had received subscriptions for 10,562,058 Units ($105,620,580) all of which were issued and outstanding.

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

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the General Partner and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $9,731,000 as of June 30, 1998.

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

During the first half of 1998, the Partnership's primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit or on a non-recourse basis.

Cash from operating activities was almost entirely from operating lease rents in both 1998 and in 1997 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets increased significantly compared to 1997. Cash was used in investing activities to purchase assets on operating and direct financing leases.

Cash from financing sources consisted primarily of cash received for subscriptions for Units, borrowings under the line of credit and proceeds of non-recourse and other long-term debt. The purchase of lease assets was primarily funded with borrowings on this line of credit, proceeds of the Partnership's public offering of Units and proceeds of non-recourse and other long-term debt.


Results of operations


Operations in 1998 resulted in a net income of $2,732,862 (six months) and $1,551,242 (three months). Operations in 1997 resulted in a net loss of $78,151 (six months) and $68,222 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. These revenues in fact increased from $2,965,252 (six months) and $1,449,708 (three months) in 1997 to $13,112,501 and $7,720,265, respectively, in 1998. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. These expenses have increased from 1997 to 1998 for both the three and six month periods as a result of these factors. Interest expense has increased due to the higher debt balances in 1998 than in 1997.

As of June 30, 1998, the Partnership's public offering was continuing. During the offering period, the Partnership expects to purchase significant amounts of lease assets. Because of this, operations in 1998 are not expected to be comparable to future periods.


Other

Year 2000 Issues

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

The Partnership uses primarily third party software and is communicating with key vendors to ensure that the Partnership's systems are year 2000 compliant. Based on these discussions, the Partnership does not expect that the costs related to the year 2000 issue will be significant. Ultimately, the potential impact of the year 2000 issue will depend on the way in which the year 2000 issue is addressed by businesses and other entities whose financial condition or operational capability is important to the Partnership.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

                      (1) Effective date of the offering: November 29, 1996; File Number: 33388 (2) Offering commenced: November 29, 1996 (3) The offering did not terminate before any securities were sold. (4) The offering has not been terminated prior to the sale of all of the securities. (5) The managing underwriter is ATEL Securities Corporation.
                      (6) The title of the registered class of securities is "Units of limited partnership interest" (7) Aggregate amount and offering price of securities registered and sold as of June 30, 1998


                                                                               Aggregate                            Aggregate
                                                                                price of                            price of
                                                                                offering                            offering
                                                               Amount            amount            Amount            amount
                              Title of Security              Registered        registered           sold              sold

                      Limited Partnership units                 15,000,000      $150,000,000        10,562,008       $105,620,080


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

                      Underwriting discounts and
                      commissions                               $1,379,689                          $8,654,218        $10,033,908

                      Other expenses                                     -                           5,002,904          5,002,904

                                                          -----------------                   ----------------- ------------------
                      Total expenses                            $1,379,689                         $13,657,122        $15,036,811
                                                          =================                   ================= ==================

                      (9) Net offering proceeds to the issuer after the total expenses in item 8:                     $90,583,269

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

                      Purchase and installation of
                      machinery and equipment                          $ -                         $90,055,168        $90,055,168

                      Working capital                                    -                             528,100            528,100
                                                          -----------------                   ----------------- ------------------
                                                                       $ -                         $90,583,269        $90,583,269
                                                          =================                   ================= ==================

                      (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 1998 and December 31, 1997.

                      Statement of changes in partners' capital for the six months ended June 30, 1998.

                      Statements of operations for the six and three month periods ended June 30, 1998 and 1997.

                      Statement of cash flows for the six and three month periods ended June 30, 1998 and 1997.

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

Date:
August 12, 1998

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