Form 10-Q
period 1998-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1998-11-12
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended September 30, 1998

                |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the transition period from _______ to _______

                         Commission File Number 0-24175

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                     ASSETS

                                                  1998              1997
                                                  ----              ----
Cash and cash equivalents                         $2,135,476         $2,014,706

Accounts receivable                                3,105,516            917,219

Other assets                                         180,002            200,000

Investments in leases                            165,961,183        101,284,861
                                            ----------------- ------------------
Total assets                                    $171,382,177       $104,416,786
                                            ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                  $10,777,660        $40,390,460

Long-term debt                                    44,017,000                  -

Non-recourse debt                                 12,054,387          8,127,374

Accounts payable:
   General Partner                                   274,319            334,256
   Other                                             618,087            535,621

Accrued interest payable                             609,569            197,664

Unearned operating lease income                    1,173,302            930,997
                                            ----------------- ------------------
Total liabilities                                 69,524,324         50,516,372
Partners' capital:
     General Partner                                (542,304)         ($247,461)
     Limited Partners                            102,400,157         54,147,875
                                            ----------------- ------------------
Total partners' capital                          101,857,853         53,900,414
                                            ----------------- ------------------
Total liabilities and partners' capital         $171,382,177       $104,416,786
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                     Nine Months                         Three Months
                                                                 Ended September 30,                  Ended September 30,
                                                                1998              1997              1998              1997
Revenues:
Leasing activities:
   Operating leases                                            $20,536,470        $4,937,599        $7,423,969         $1,972,346
   Direct financing                                              1,226,303            92,429           417,267             77,409
   Leveraged leases                                                 98,636                 -            32,879                  -
Gain on sales of assets                                          1,485,935             3,156           642,142              3,452
Interest                                                            34,690            43,131            12,294             31,335
Other                                                               11,254             1,154             7,791                786
                                                          ----------------- ----------------- ----------------- ------------------
                                                                23,393,288         5,077,469         8,536,342          2,085,328
Expenses:
Depreciation                                                    13,928,035         3,545,071         5,234,029          1,369,811
Interest expense                                                 3,127,366           444,015         1,165,166             35,659
Administrative cost reimbursements to General
   Partner                                                         763,032           387,375           317,641            190,190
Other                                                              474,886           237,459           192,284             92,302
Equipment and incentive management fees to
   General Partner                                               1,026,501           183,280           380,780             72,900
Professional fees                                                  101,790            38,957            64,580             19,741
Provision for losses                                                56,954            14,738                 -                  -
                                                          ----------------- ----------------- ----------------- ------------------
                                                                19,478,564         4,850,895         7,354,480          1,780,603
                                                          ----------------- ----------------- ----------------- ------------------
Net income                                                      $3,914,724          $226,574        $1,181,862           $304,725
                                                          ================= ================= ================= ==================

Net income:
   General Partner                                                $293,604           $16,993           $88,640            $22,854
   Limited Partners                                              3,621,120           209,581         1,093,222            281,871
                                                          ----------------- ----------------- ----------------- ------------------
                                                                $3,914,724          $226,574        $1,181,862           $304,725
                                                          ================= ================= ================= ==================

Net income per Limited Partnership Unit                              $0.38             $0.08             $0.09              $0.07

Weighted average number of Units outstanding                     9,554,273         2,531,520        11,635,928          4,260,107

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                                         Limited Partners      General
                                            Units             Amount           Partner             Total

Balance December 31, 1997                     6,716,896        54,147,875         ($247,461)       $53,900,414
Capital contributions                         5,930,392        59,303,920                 -         59,303,920
Less selling commissions to affiliates                         (5,633,872)                -         (5,633,872)
Other syndication costs to affiliates                          (2,512,374)                -         (2,512,374)
Distributions to partners                                      (6,526,512)         (588,447)        (7,114,959)
Net income                                                      3,621,120           293,604          3,914,724
                                       ----------------- ----------------- ----------------- ------------------
Balance September 30, 1998                   12,647,288      $102,400,157         ($542,304)      $101,857,853
                                       ================= ================= ================= ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1998 AND 1997


                                                                     Nine Months                         Three Months
                                                                 Ended September 30,                  Ended September 30,
Operating activities:                                           1998              1997              1998              1997
                                                                ----              ----              ----              ----
Net income                                                      $3,914,724          $226,574        $1,181,862           $304,725
Adjustments  to  reconcile  net  income  (loss) to cash
   provided  by  operating activities:
   Leveraged lease income                                          (98,636)                -           (32,879)                 -
   Depreciation                                                 13,928,035         3,545,071         5,234,029          1,369,811
   Gain on sales of assets                                      (1,485,935)           (3,156)         (642,142)            (3,452)
   Provision for losses                                             56,954            14,738                 -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                       (2,188,297)         (630,198)          528,597             91,877
      Other assets                                                  19,998                 -            19,998                  -
      Accounts payable, General Partner                            (59,937)           91,510           104,144             64,693
      Accounts payable, other                                       82,466            67,934           (21,024)            59,761
      Accrued interest expense                                     411,905                 -           234,440                  -
      Unearned lease income                                        242,305            42,086            36,581             19,808
                                                          ----------------- ----------------- ----------------- ------------------
Net cash provided by operations                                 14,823,582         3,354,559         6,643,606          1,907,223
                                                          ----------------- ----------------- ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                     (77,120,556)      (39,935,005)      (47,227,759)       (11,843,068)
Purchases of equipment on direct financing leases               (5,618,148)       (3,694,810)         (207,553)                 -
Proceeds from sales of assets                                    5,213,023            35,740         2,882,830              3,452
Reduction in net investment in direct financing leases             924,120            99,225            52,855             90,250
Purchases of equipment held for sale or lease                     (441,187)                -                 -                  -
Payment of initial direct costs                                    (33,992)                -           (33,988)                 -
                                                          ----------------- ----------------- ----------------- ------------------
Net cash used in investing activities                          (77,076,740)      (43,494,850)      (44,533,615)       (11,749,366)
                                                          ----------------- ----------------- ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 1998 AND 1997


                                                                      Six Months                         Three Months
                                                                 Ended September 30,                  Ended September 30,
                                                                1998              1997              1998              1997
Financing activities:
Repayments of borrowings under line of credit                  (66,977,843)      (14,564,930)      (23,200,436)        (3,291,240)
Borrowings under line of credit                                 37,365,043        14,564,930        19,230,336          1,218,000
Proceeds of long-term debt                                      46,770,000                 -        25,000,000                  -
Repayments of long-term debt                                    (2,753,000)                -        (2,012,000)                 -
Repayments of non-recourse debt                                 (2,160,402)          (52,160)         (650,553)           (22,780)
Proceeds of non-recourse debt                                    6,087,415         4,780,911         4,630,831          4,227,345
Capital contributions received                                  59,303,920        51,054,260        20,852,300         17,317,990
Payment of selling commissions to affiliate of
   General Partner                                              (5,633,872)       (4,850,155)       (1,980,968)        (1,645,209)
Payment of syndication costs to General Partner                 (2,512,374)       (2,419,760)         (917,841)          (680,960)
Distributions to partners                                       (7,114,959)       (1,411,405)       (3,088,703)          (884,015)
                                                          ----------------- ----------------- ----------------- ------------------
Net cash provided by financing activities                       62,373,928        47,101,691        37,862,966         16,239,131
                                                          ----------------- ----------------- ----------------- ------------------
Net increase (decrease) in cash and cash
   equivalents                                                     120,770         6,961,400           (27,043)         6,396,988
Cash and cash equivalents at beginning of
   period                                                        2,014,706               600         2,162,519            565,012
                                                          ----------------- ----------------- ----------------- ------------------
Cash and cash equivalents at end of period                      $2,135,476        $6,962,000        $2,135,476         $6,962,000
                                                          ================= ================= ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $2,715,461          $444,015          $930,726            $35,659
                                                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or        Reclassi-           Balance
                                        December 31,                          Amortization      fications or        June 30,
                                            1997             Additions         of Leases        Dispositions          1998
                                            ----             ---------         ---------      - -------------         ----
Net investment in operating
   leases                                   $83,268,573        $77,120,556      ($13,923,077)      ($4,199,505)      $142,266,547
Net investment in direct
   financing leases                          16,609,199          5,618,148          (924,120)                -         21,303,227
Net investment in leveraged
   leases                                     1,449,068                  -            98,636                 -          1,547,704
Assets held for sale or lease                         -            441,187                 -           472,417            913,604
Reserve for losses                              (74,277)           (56,954)                -                 -           (131,231)
Initial direct costs, net of
   accumulated amortization                      32,298             33,992            (4,958)                -             61,332
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                           $101,284,861        $83,156,929      ($14,753,519)      ($3,727,088)      $165,961,183
                                     ===================  ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                          Balance                                                                    Balance
                                        December 31,                  Acquisitions & Dispositions                   June 30,
                                            1997            1st Quarter       2nd Quarter       3rd Quarter           1998
                                            ----            -----------       -----------       -----------           ----
Transportation                              $51,120,754         $4,638,526       $10,317,167         ($123,174)       $65,953,273
Mining                                        6,275,273          1,286,210           171,528        15,240,394         22,973,405
Manufacturing                                14,342,104            709,848         3,271,467           451,790         18,775,209
Materials handling                            3,127,344            216,900         1,735,842        11,248,694         16,328,780
Marine vessels                                        -                  -                 -        15,000,000         15,000,000
Motor vehicles                                5,454,671                  -                 -                 -          5,454,671
Other                                         2,601,605            220,887         2,326,005          (128,988)         5,019,509
Office automation                             1,624,385          3,328,775        (1,768,484)        1,300,557          4,485,233
Furniture and fixtures                        1,132,479          1,148,627           215,380         1,472,239          3,968,725
Aircraft                                      3,430,000                  -                 -          (633,424)         2,796,576
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                             89,108,615         11,549,773        16,268,905        43,828,088        160,755,381
Less accumulated depreciation                (5,840,042)        (2,899,753)       (5,176,945)       (4,572,094)       (18,488,834)
                                     -------------------  ----------------- ----------------- ----------------- ------------------
                                            $83,268,573         $8,650,020       $11,091,960       $39,255,994       $142,266,547
                                     ===================  ================= ================= ================= ==================

As of September 30, 1998, investment in direct financing leases consists of fuel trucks and a sputtering system. The following lists the components of the Partnership's investment in direct financing leases as of September 30, 1998:

 Total minimum lease payments receivable                            $19,323,285
 Estimated residual values of leased equipment (unguaranteed)         7,809,915
                                                              ------------------
 Investment in direct financing leases                               27,133,200
 Less unearned income                                                (5,829,973)
                                                              ------------------
 Net investment in direct financing leases                          $21,303,227
                                                              ==================

All of the property on leases was acquired in 1997 and 1998.

At September 30, 1998, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                          Year ending      Operating         Financing
                         December 31,        Leases            Leases            Total
Three months ending December 31, 1998         $7,105,294        $1,067,996        $8,173,290
        Year ending December 31, 1999         31,865,574         3,963,381        35,828,955
                                 2000         28,818,538         3,315,288        32,133,826
                                 2001         21,747,002         3,163,622        24,910,624
                                 2002         15,245,077         2,699,401        17,944,478
                           Thereafter         16,306,967         5,113,597        21,420,564
                                        ----------------- ----------------- -----------------
                                            $121,088,452       $19,323,285      $140,411,737
                                        ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 6.00% to 10.02%.

Future minimum principal payments of non-recourse debt are as follows:

                          Year ending
                         December 31,      Principal          Interest           Total
Three months ending December 31, 1998           $301,170          $111,222          $412,392
        Year ending December 31, 1999          1,924,423         1,326,027         3,250,450
                                 2000          2,348,625           827,104         3,175,729
                                 2001          2,541,134           612,672         3,153,806
                                 2002          2,617,116           389,416         3,006,532
                           Thereafter          2,321,919           256,403         2,578,322
                                        ----------------- ----------------- -----------------
                                             $12,054,387        $3,522,844       $15,577,231
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

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                                   Amount           Current
           Date Borrowed          Borrowed          Balance             Rate
             April 1998            $21,770,000       $19,930,000       6.22%
             July 1998              25,000,000        24,087,000       5.75%
                              ----------------- -----------------
                                   $46,770,000       $44,017,000
                              ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


5.  Long-term debt (continued):

Future minimum principal payments of long-term debt are as follows:

                          Year ending
                         December 31,      Principal          Interest           Total
Three months ending December 31, 1998         $2,363,000          $669,874        $3,032,874
        Year ending December 31, 1999         11,595,000         2,217,677        13,812,677
                                 2000         11,483,000         1,500,148        12,983,148
                                 2001          8,078,000           861,802         8,939,802
                                 2002          5,709,000           444,639         6,153,639
                           Thereafter          4,789,000           570,159         5,359,159
                                        ----------------- ----------------- -----------------
                                             $44,017,000        $6,264,299       $50,281,299
                                        ================= ================= =================


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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                                    1998              1997
                                                                                                    ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                     $5,633,872         $4,850,155

Reimbursement of other syndication costs                                                             2,512,374          2,419,760

Administrative costs reimbursed to General Partner                                                     763,032            387,375

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from
full payout leases, as defined in the Limited Partnership Agreement).                                1,026,501            183,280
                                                                                              ----------------- ------------------
                                                                                                    $9,935,779         $7,840,570
                                                                                              ================= ==================


7. Partner's capital:

As of  September  30,  1998,  12,647,338  Units  ($126,473,380)  were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on November 28, 1998. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1998, the Partnership had $10,777,660 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1998. At September 30, 1998, $32,612,740 was available under this agreement.


9.  Commitments:

As of September 30, 1998, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $10,878,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 1998, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities. Through September 30, 1998, the Partnership had received subscriptions for 12,647,288 Units ($126,472,880) all of which were issued and outstanding.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on November 28, 1998.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $10,878,000 as of September 30, 1998.

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

During 1998, the Partnership's primary sources of liquidity were the proceeds of its offering of Units and funds borrowed on the line of credit and funds borrowed long term on either a non-recourse or recourse basis.

Cash from operating activities was almost entirely from operating lease rents in both 1998 and in 1997 for both the three and nine month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets and rents from direct financing leases increased significantly compared to 1997. Cash was used in investing activities to purchase assets on operating and direct financing leases.

Cash from financing sources consisted primarily of cash received for subscriptions for Units, borrowings under the line of credit and proceeds of non-recourse and other long-term debt. The purchase of lease assets was primarily funded with borrowings on this line of credit, proceeds of the Partnership's public offering of Units and proceeds of non-recourse and other long-term debt.


Results of operations


Operations in 1998 resulted in a net income of $3,914,724 (nine months) and $1,181,862 (three months). Operations in 1997 resulted in a net loss of $78,151 (nine months) and $68,222 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods although the amounts are expected to increase as a result of additional equipment acquisitions. These revenues in fact increased from $4,937,599 (nine months) and $1,972,346 (three months) in 1997 to $20,536,470 and $7,423,969, respectively, in 1998. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods although at a higher amount. Equipment management fees are based on the Partnership's rental revenues and are expected to increase in relation to expected increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. As the effective distribution rate increases and as the number of units outstanding increases (as a result of the continuing offering of such units), the incentive management fee is expected to increase. These expenses have increased from 1997 to 1998 for both the three and nine month periods as a result of these factors. Interest expense has increased due to the higher debt balances in 1998 than in 1997.

As of September 30, 1998, the Partnership's public offering was continuing. During the offering period, the Partnership expects to purchase significant amounts of lease assets. Because of this, operations in 1998 are not expected to be comparable to future periods.


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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

                      (1) Effective date of the offering: November 29, 1996; File Number: 33388 (2) Offering commenced: November 29, 1996 (3) The offering did not terminate before any securities were sold. (4) The offering has not been terminated prior to the sale of all of the securities. (5) The managing underwriter is ATEL Securities Corporation.
                      (6) The title of the registered class of securities is "Units of limited partnership interest" (7) Aggregate amount and offering price of securities registered and sold as of September 30,
                         1998

                                                                               Aggregate                            Aggregate
                                                                                price of                            price of
                                                                                offering                            offering
                                                               Amount            amount            Amount            amount
                              Title of Security              Registered        registered           sold              sold

                      Limited Partnership units                 15,000,000      $150,000,000        12,647,238       $126,472,380

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

                      Underwriting discounts and
                      commissions                               $3,360,658                          $8,654,218        $12,014,876

                      Other expenses                                     -                           5,941,257          5,941,257

                                                          -----------------                   ----------------- ------------------
                      Total expenses                            $3,360,658                         $14,595,475        $17,956,133
                                                          =================                   ================= ==================

                      (9) Net offering proceeds to the issuer after the total expenses in item 8:                    $108,516,247

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

                      Purchase and installation of
                      machinery and equipment                          $ -                        $107,883,885       $107,883,885

                      Working capital                                    -                             632,362            632,362
                                                          -----------------                   ----------------- ------------------
                                                                       $ -                        $108,516,247       $108,516,247
                                                          =================                   ================= ==================

                      (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                 (a) Documents filed as a part of this report

                   1. Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, September 30, 1998 and December 31, 1997.

                      Statement  of changes in  partners'  capital  for the nine months ended September 30, 1998.

                      Statements  of  operations  for the nine and  three  month periods ended September 30, 1998 and 1997.
                      Statement  of cash  flows  for the  nine and  three  month periods ended September 30, 1998 and 1997.

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

Date:
November 10, 1998

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