Form 10-K
period 1998-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1999-03-31
CIK 1019542

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1998
                                                                 OR
                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ____

                         Commission File number 0-24175

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

Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units

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

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership), was formed under the laws of the State of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units), at a price of $10 per Unit. As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units. As of December 31, 1998, 14,996,050 Units were issued and outstanding. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities).

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs (1998) and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


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

As of December 31, 1998, the Partnership had purchased equipment with a total acquisition price of $273,312,297.

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

During 1998 and 1997 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee                              Type of Equipment                    1998    1997
          ------                              -----------------                    ----    ----
Burlington Northern Santa Fe Railroad         Locomotives & intermodal containers   17%    24%
   Company
NYK Lines                                     Intermodal containers                 10%     *
Cargill, Incorporated                         Covered Rail Hopper Cars               *     15%

*  Less than 10%.
These percentages are not expected to be comparable in future periods.

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

Equipment Leasing Activities:

Through December 31, 1998, the Partnership has disposed of certain leased assets as set forth below:

                                                                  Excess of
          Type of            Original                             Rents Over
         Equipment         Equipment Cost     Sale Price         Expenses *
Manufacturing                 $ 1,450,028        $ 1,359,079          $ 473,370
Aircraft                          954,124          1,306,203            357,158
Mining                            816,729            888,685            173,808
Furniture and fixtures            482,860            621,960            143,026
Other                             285,378            277,197            125,745
Office automation                 261,347            229,272            138,499
Transporation                     134,000            130,413             15,534
Materials handling                 31,237             17,594             18,296
                          ----------------  -----------------  -----------------
                              $ 4,415,703        $ 4,830,403        $ 1,445,436
                          ================  =================  =================

                             * Includes only those expenses  directly related to
the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1998 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                                        Purchase price excluding   Percentage of total
        Asset types                         acquisition fees         acquisitions
        -----------                         ----------------         ------------
Transportation, rail cars                      $ 64,328,409                  23.55%
Manufacturing                                    41,542,129                  15.20%
Mining                                           26,916,403                   9.85%
Transportation, intermodal containers            26,631,519                   9.74%
Transportation, other                            23,488,001                   8.59%
Marine vessels                                   22,335,250                   8.17%
Other                                            17,146,553                   6.27%
Motor Vehicles                                   12,407,749                   4.54%
Office automation                                 9,798,645                   3.59%
Medical                                           9,133,951                   3.34%
Aircraft                                          6,310,979                   2.31%
Materials handling                                5,687,221                   2.08%
Railroad locomotives                              5,010,960                   1.83%
Furniture, fixtures and equipment                 2,574,528                   0.94%
                                            ----------------        ----------------
                                              $ 273,312,297                 100.00%
                                            ================        ================


                                        Purchase price excluding   Percentage of total
    Industry of lessee                      acquisition fees         acquisitions
    ------------------                      ----------------         ------------
Transportation, rail                           $ 73,779,368                  27.01%
Municipalities                                   45,050,058                  16.48%
Transportation, other                            43,079,361                  15.76%
Electronics                                      24,418,734                   8.93%
Manufacturing, other                             24,065,726                   8.81%
Other                                            19,159,874                   7.01%
Mining                                           17,194,252                   6.29%
Business services                                13,971,080                   5.11%
Primary metals                                    9,411,556                   3.44%
Oil & gas                                         3,182,288                   1.16%
                                            ----------------        ----------------
                                              $ 273,312,297                 100.00%
                                            ================        ================

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1998, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets.

There is a claim by the General Partner on behalf of the Partnership and ATEL Cash Distribution Fund III, in the approximate amount of $2,000,000 to $3,000,000, for bad faith and interference with contract. PSEG Resources, Inc. ("PSEG"), the defendant, unreasonably refused consent to the acquisition by the Partnership of a beneficial interest in an equipment trust, where PSEG is a co-trustor/owner. Currently, each party has been served with, and has responded to, requests for production of documents and interrogatories. As the Partnership is the plaintiff, and no counter-claim has been filed, there is little or no negative impact that an unfavorable result in this action would have on the Partnership.


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

Holders

As of December 31, 1998, a total of 5,347 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner shall have sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal $1.00 per Unit. The reinvestment period ends December 31, 2004.

The rate for monthly distributions from 1998 operations was $0.0833 per Unit. The distributions were made in February 1998 through December 1998 and in January 1999. For each quarterly distribution (made in April, July and October 1998 and in January 1999) the rate was $0.25 per Unit. Distributions were from 1998 cash flows from operations. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month or quarter that the Units were outstanding.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                 1998             1997
                                                 ----             ----
Distributions of net income (loss)                   $ 0.46          $ (0.20)
Return of investment                                   0.45             0.99
                                           ----------------- ----------------
Distributions per Unit                                 0.91             0.79
Differences due to timing of distributions             0.09             0.21
                                           ----------------- ----------------
Nominal distribution rates from above                $ 1.00           $ 1.00
                                           ================= ================

Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR) (final report):

                             (1) Effective  date of the  offering:  November 29,
                             1996;  File Number:  33388 (2) Offering  commenced:
                             November   29,  1996  (3)  The   offering  did  not
                             terminate  before any securities were sold. (4) The
                             offering was  terminated  November 27, 1998. All of
                             the  securities  had been sold as of that date. (5)
                             The  managing   underwriter   is  ATEL   Securities
                             Corporation.  (6) The title of the registered class
                             of  securities  is  "Units of  Limited  Partnership
                             interest" (7) Aggregate  amount and offering  price
                             of  securities  registered  and sold as of November
                             27, 1998.

                                                                                   Aggregate                           Aggregate
                                                                                    price of                            price of
                                                                                    offering                            offering
                                                                   Amount            amount           Amount             amount
                             Title of Security                   Registered        registered          sold               sold

                           Limited Partnership units              15,000,000     $ 150,000,000       15,000,000       $150,000,000

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

                           Underwriting discounts and
                           commissions                           $ 1,922,703                       $ 12,327,297       $ 14,250,000

                           Other expenses                                  -                          7,000,000          7,000,000

                                                             ----------------                   ----------------  -----------------
                           Total expenses                        $ 1,922,703                       $ 19,327,297       $ 21,250,000
                                                             ================                   ================  =================

                           (9) Net offering proceeds to the issuer after the total expenses in item 8:                $128,750,000

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

                           Purchase and installation of
                           machinery and equipment                       $ -                      $ 128,000,000       $128,000,000

                           Working capital                                 -                            750,000            750,000
                                                             ----------------                   ----------------  -----------------
                                                                         $ -                      $ 128,750,000       $128,750,000
                                                             ================                   ================  =================

                           (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.


                                                            1998             1997          1996
                                                            ----             ----          ----
Gross revenues                                            $ 37,195,090      $ 7,373,981           $ -

Net income (loss)                                          $ 5,279,496       $ (738,233)          $ -

Weighted average Units outstanding                          10,729,510        3,380,442            50

Net income (loss) per Unit, based on weighted average
   Units outstanding                                            $ 0.46          $ (0.20)          $ -

Distributions per Unit, based on weighted average
   Units outstanding                                            $ 0.91           $ 0.79           $ -

Total Assets                                             $ 212,456,902    $ 104,416,786         $ 600

Non-recourse Debt                                         $ 16,599,347      $ 8,127,374           $ -

Other long-term debt                                      $ 61,553,000              $ -           $ -

Total Partners' Capital                                  $ 119,711,246     $ 53,900,414         $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

The Partnership commenced its offering on November 29, 1996. As of December 31, 1996, all of the proceeds of the offering were held by the escrow agent. Upon sale of the minimum amount of Units (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations. During the funding period and until the Partnership's initial portfolio of equipment had been purchased, funds which had been received, but which had not yet been invested in leased equipment, were invested in interest-bearing accounts or high-quality/short-term commercial paper. The Partnership's public offering provided for a total maximum capitalization of $150,000,000. As of November 27, 1998, the offering was concluded. As of that date, subscriptions for 15,000,000 Units had been received and accepted.

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

The Partnership participates with the General Partner and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. As of December 31, 1998, the Partnership had $11,781,707 of borrowings under this line of credit and the remaining availability was $13,070,344.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1998, commitments to purchase lease assets totaled $9,975,600. These amounts are expected to be funded from the existing line of credit, additional non-recourse borrowings, existing cash balances and cash flows generated by operations.

As of December 31, 1998, all cash balances consisted of amounts reserved for distributions in January 1999, generated from operations in 1998.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million dollar receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provides for borrowing at a variable interest rate and requires the General Partner to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipates that this program will allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the receivables funding program to finance assets leased to those lessees which, in the opinion of the General Partner, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

The General Partner expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Limited Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

             1998 vs. 1997:

Cash flows from operations increased from $6,061,438 in 1997 to $21,650,163 in 1998, an increase of $15,558,725. Rents from operating leases is the primary source of operating cash flows. Purchases of operating lease assets in 1997 and 1998 led to an increase in operating lease revenues of $26,516,153 compared to 1997.

In 1998, sources of cash from investing activities consisted of proceeds from the sales of lease assets and rents from direct financing leases. In late 1997, the Partnership purchased a portfolio of lease transactions. This portfolio included a number of leases which were scheduled to mature in 1998. As these leases matured, certain of the assets were sold. This gave rise to an increase in sales proceeds of $4,611,709 compared to 1997. Sales proceeds are not expected to be comparable from one period to another. Rents from direct financing leases increased by $2,112,641 as a result of purchases of direct financing lease assets in 1997 and in 1998.

In 1998, the Partnership's primary sources of cash were generated by financing activities. Capital contributions provided $82,831,540 in 1998. The capital contributions were used primarily to purchase assets on operating and direct financing leases. Borrowings under the line of credit provided $53,029,261, which was also used to purchase lease assets. Proceeds of other long-term debt ($66,770,000) were used to pay down the amounts borrowed on the line of credit. Proceeds of non-recourse debt ($11,165,217) was also used to reduce the balances outstanding on the line of credit. Distributions to the limited partners increased by $7,113,487 compared to 1997 as a result of the larger number of Units outstanding in 1998 compared to 1997.


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

             1998 vs. 1997:

In 1998, operations resulted in net income of $5,279,496 compared to a net loss of $738,233 in 1997.

The Partnership's offering was in progress through all of 1997 and most of 1998. During both years, the Partnership was acquiring its portfolio of lease assets. Because of these factors, results of operations in 1998 are not comparable to those of 1997 and are not expected to be comparable to future periods.

As a result of purchases of lease assets in both 1997 and 1998, operating lease rents increased from $7,139,544 in 1997 to $33,655,697 in 1998. For the same reason, direct financing lease revenues increased from $171,026 in 1997 to $1,532,235 in 1998. Asset purchases also led to the increase of $17,013,342 in depreciation and amortization expense compared to 1997.

Management fees are based primarily on lease rents and increased as a result of the increases in rents noted above.

Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and expects on behalf of the Partnership to use, primarily third party software and is communicating with key software vendors to ensure that the systems used by General Partner and the Partnership are not impacted by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first half of 1999. Based on discussions with ATEL's third party software vendor, ATEL believes that any cost to be incurred by the Partnership to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by ATEL over the six public funds (including the Partnership) under its management which use or will use the software. This allocation would be based on the relative size of each such program and its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Partnership, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Partnership. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Partnership. ATEL has contacted those businesses with which the Partnership currently has material relationships in order to request verification of Y2K compliance. ATEL believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment purchased by the Partnership may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Partnership. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Partnership's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Partnership may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Partnership. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Partnership may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Partnership.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Partnership's fixed rate lease receivables. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1998, $11,781,707 was outstanding on the floating rate line of credit. Also, as described in the caption "Capital Resources and Liquidity", the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates.

To hedge its interest rate risk, the Partnership enters into interest rate swaps which effectively modify the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable rate facility and the amounts due under facility at the fixed (hedged) rate. As of December 31, 1998, borrowings on the facility were $61,553,000 and the associated variable rate was 5.72%. The average fixed rate achieved with the swap agreements was 5.83%.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. In the absence of these agreements, based on the Partnership's facility borrowings at December 31, 1998, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Partnership's 1999 variable interest expense by approximately $534,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 27.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Capital Equipment Fund VII, L.P.


We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1998, and the related statements of changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 1998 and 1997, and the results of its operations, changes in its partners' capital and its cash flows for each of the two years in the period ended December 31, 1998, and its changes in partners' capital and cash flows for the period from May 17, 1996 (inception) through December 31,1996, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP
San Francisco, California
February 2, 1999

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                               1998               1997
                                               ----               ----
Cash and cash equivalents                     $ 1,576,029        $ 2,014,706

Accounts receivable                             6,380,886            917,219

Other assets                                      170,003            200,000

Investments in equipment and leases           204,329,984        101,284,861
                                          ----------------  -----------------
Total assets                                $ 212,456,902       $104,416,786
                                          ================  =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                            $ 16,599,347        $ 8,127,374
Other long-term debt                           61,553,000                  -

Line of credit                                 11,781,707         40,390,460

Accounts payable and accruals:
   General Partner                                377,955            334,256
   Other                                          684,475            535,621

Accrued interest payable                          805,753            197,664

Unearned lease income                             943,419            930,997
                                          ----------------  -----------------
                                               92,745,656         50,516,372

Partners' capital (deficit):
     General Partner                             (717,165)          (247,461)
     Limited Partners                         120,428,411         54,147,875
                                          ----------------  -----------------
Total partners' capital                       119,711,246         53,900,414
                                          ----------------  -----------------
Total liabilities and partners' capital     $ 212,456,902       $104,416,786
                                          ================  =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                            1998               1997
                                                            ----               ----
Revenues:
Leasing activities:
   Operating leases                                       $ 33,655,697        $ 7,139,544
   Direct financing leases                                   1,532,235            171,026
   Leveraged leases                                            131,515                  -
   Gain on sales of assets                                   1,795,336              3,752
Interest income                                                 67,313             56,642
Other                                                           12,994              3,017
                                                       ----------------  -----------------
                                                            37,195,090          7,373,981

Expenses:

Depreciation and amortization                               22,861,169          5,847,827
Interest                                                     5,473,480            714,701
Equipment and incentive management fees to affiliates        1,559,090            358,846
Administrative cost reimbursements to General Partner        1,056,746            645,437
Other                                                          756,971            380,821
Professional fees                                              151,183             90,305
Provision for losses and impairments                            56,955             74,277
                                                       ----------------  -----------------
                                                            31,915,594          8,112,214
                                                       ----------------  -----------------
Net income (loss)                                          $ 5,279,496         $ (738,233)
                                                       ================  =================

Net income (loss):
   General Partner                                           $ 395,962          $ (55,367)
   Limited Partners                                          4,883,534           (682,866)
                                                       ----------------  -----------------
                                                           $ 5,279,496         $ (738,233)
                                                       ================  =================

Net income (loss) per Limited Partnership unit                  $ 0.46            $ (0.20)

Weighted average number of units outstanding                10,729,510           3,380,442



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996

                                                                         Limited Partners      General
                                                             Units            Amount           Partner            Total

Capital contributions                                                50             $ 500            $ 100              $ 600
                                                        ---------------- ----------------- ----------------  -----------------
Balance December 31, 1996                                            50               500              100                600

Capital contributions received                                6,716,846        67,168,460                -         67,168,460
Less selling commissions paid to affiliates                                    (6,381,004)               -         (6,381,004)
Other syndication costs paid to affiliates                                     (3,272,580)               -         (3,272,580)
Distributions to Limited Partners ($0.79 per Unit)                             (2,684,635)               -         (2,684,635)
Distributions to General Partner                                                        -         (192,194)          (192,194)
Net loss                                                                         (682,866)         (55,367)          (738,233)
                                                        ---------------- ----------------- ----------------  -----------------
Balance December 31, 1997                                     6,716,896        54,147,875         (247,461)        53,900,414
Capital contributions received                                8,283,154        82,831,540                -         82,831,540
Less selling commissions paid to affiliates                                    (7,868,996)               -         (7,868,996)
Other syndication costs paid to affiliates                                     (3,727,420)               -         (3,727,420)
Recission of investment                                          (4,000)          (40,000)               -            (40,000)
Distributions to Limited Partners ($0.91 per Unit)                             (9,798,122)               -         (9,798,122)
Distributions to General Partner                                                        -         (865,666)          (865,666)
Net income                                                                      4,883,534          395,962          5,279,496
                                                        ---------------- ----------------- ----------------  -----------------
Balance December 31, 1998                                    14,996,050     $ 120,428,411       $ (717,165)      $119,711,246
                                                        ================ ================= ================  =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996

                                                                               1998             1997               1996
                                                                               ----             ----               ----
Operating activities:
Net income (loss)                                                             $ 5,279,496       $ (738,233)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Leveraged lease income                                                      (131,515)               -
     Depreciation and amortization                                             22,861,169        5,847,827
     Provision for losses and impairments                                          56,955           74,277
     Gain on sales of assets                                                   (1,795,336)          (3,752)
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (5,463,667)        (917,219)
         Other assets                                                              29,997         (200,000)
         Accounts payable, General Partner                                         43,699          334,256
         Accounts payable, other                                                  148,854          535,621
         Accrued interest payable                                                 608,089          197,664
         Unearned lease income                                                     12,422          930,997
                                                                         ----------------- ----------------
Net cash provided by operating activities                                      21,650,163        6,061,438
                                                                         ----------------- ----------------

Investing activities:
Purchases of equipment on operating leases                                   (120,126,565)      (89,242,615)
Purchases of equipment on direct financing leases                             (10,800,420)      (16,841,671)
Purchases of equipment on leveraged leases                                              -        (1,449,068)
Initial direct lease costs                                                       (196,646)          (32,744)
Reduction of net investment in direct financing leases                          2,345,113          232,472
Proceeds from sales of assets                                                   4,742,122          130,413
                                                                         ----------------- ----------------
Net cash used in investing activities                                        (124,036,396)    (107,203,213)
                                                                         ----------------- ----------------

Financing activities:
Capital contributions received                                                 82,831,540       67,168,460               $600
Payment of selling commissions and other syndication costs to General
   Partner                                                                    (11,596,416)      (9,653,584)                 -
Recission of investment                                                           (40,000)               -                  -
Distributions to Limited Partners                                              (9,798,122)      (2,684,635)                 -
Distributions to General Partner                                                 (865,666)        (192,194)                 -
Borrowings under line of credit                                                53,029,261       59,174,080                  -
Repayments of borrowings under line of credit                                 (81,638,014)     (18,783,620)                 -
Proceeds of long-term debt                                                     66,770,000                -                  -
Repayments of long-term debt                                                   (5,217,000)               -                  -
Proceeds of non-recourse debt                                                  11,165,217        8,324,416                  -
Repayments of non-recourse debt                                                (2,693,244)        (197,042)                 -
                                                                         ----------------- ----------------  -----------------
Net cash provided by financing activities                                     101,947,556      103,155,881                600
                                                                         ----------------- ----------------  -----------------

Net (decrease) increase in cash and cash equivalents                             (438,677)       2,014,106                600
Cash and cash equivalents at beginning of period                                2,014,706              600                  -
                                                                         ----------------- ----------------  -----------------
Cash and cash equivalents at end of period                                    $ 1,576,029      $ 2,014,706               $600
                                                                         ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND FOR THE PERIOD FROM MAY 17, 1996 (INCEPTION)
                            THROUGH DECEMBER 31, 1996


                                                                               1998             1997               1996
                                                                               ----             ----               ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                        $ 4,865,391        $ 517,037
                                                                         ================= ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Partnership), was formed under the laws of the State of California on May 17 , 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 17, 1996, $100 of which represented the General Partner's (ATEL Financial Corporation's) (ATEL's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The Partnership or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Partnership is limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1998, the original terms of the leases ranged from six months to eleven years.

Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 6). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


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

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


2. Summary of significant accounting policies (continued):

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited).

                                                  1998             1997
                                                  ----             ----
    Financial statement basis of net assets    $ 119,711,246     $ 53,900,414
    Tax basis of net assets                      102,049,780       56,424,733
                                            ----------------- ----------------
    Difference                                  $ 17,661,466      $ 2,524,319
                                            ================= ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                   1998             1997
                                                   ----             ----
 Net income (loss) per financial statements       $ 5,279,496       $ (738,233)
 Adjustment to depreciation expense               (34,679,816)      (6,820,550)
 Adjustments to lease revenues                      2,840,660         (382,993)
 Provision for losses                                  56,955           74,277
                                             ----------------- ----------------
 Net loss per federal tax return                $ (26,502,705)    $ (7,867,499)
                                             ================= ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 1998 and 1997.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral.


3. Investments in equipment and leases:

As of December 31, 1998, the Partnership's investments in equipment and leases consist of the following:

                                                                            Depreciation
                                                                             Expense or        Reclass-
                                        December 31,                        Amortization     ifications or    December 31,
                                             1997           Additions        of Leases       Dispositions           1998
                                             ----           ---------        ---------       ------------           ----
Net investment in operating leases          $83,268,573    $ 120,126,565     $ (22,691,501)    $ (3,301,874)      $177,401,763
Net investment in direct financing
   leases                                    16,609,199       10,800,420        (2,345,113)            (545)        25,063,961
Net investment in leveraged leases            1,449,068                -           131,515                -          1,580,583
Reserve for losses and impairments              (74,277)         (56,955)                -                -           (131,232)
Assets held for sale or lease                         -                -                 -          355,633            355,633
Initial direct costs, net of
   accumulated amortization of
   $170,114 in 1998 and $446 in 1997             32,298          196,646          (169,668)               -             59,276
                                        ---------------- ---------------- ----------------- ----------------  -----------------
                                           $101,284,861    $ 131,066,676     $ (25,074,767)    $ (2,946,786)      $204,329,984
                                        ================ ================ ================= ================  =================

Operating leases:

Property on operating lease consists of the following as of December 31, 1997, additions and dispositions during 1998 and as of December 31, 1998:

                                                                   Reclass-
                             December 31,                        ifications or    December 31,
                                  1997           Additions       Dispositions           1998
                                  ----           ---------       ------------           ----
Transportation                  $ 51,120,754      $ 51,500,460       $ (483,036)      $102,138,178
Mining                             6,275,273        20,641,130         (816,729)        26,099,674
Manufacturing                     14,342,104        11,755,463       (1,706,226)        24,391,341
Marine vessels                             -        22,335,250                -         22,335,250
Office automation                  1,624,385         4,843,694         (160,598)         6,307,481
Materials handling                 3,127,344         2,446,806                -          5,574,150
Motor vehicles                     5,454,671                 -                -          5,454,671
Aircraft                           3,430,000         2,516,096         (954,124)         4,991,972
Other                              2,601,605         2,306,751         (305,607)         4,602,749
Furniture and fixtures             1,132,479         1,780,915         (451,861)         2,461,533
                             ---------------- ----------------- ----------------  -----------------
                                  89,108,615       120,126,565       (4,878,181)       204,356,999
Less accumulated depreciation     (5,840,042)      (22,691,501)       1,576,307        (26,955,236)
                             ---------------- ----------------- ----------------  -----------------
                                $ 83,268,573      $ 97,435,064     $ (3,301,874)      $177,401,763
                             ================ ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 1998, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1998 and 1997:

                                                                  1998             1997
                                                                  ----             ----
Total minimum lease payments receivable                         $ 24,791,553     $ 14,612,091
Estimated residual values of leased equipment (unguaranteed)       8,774,768        7,106,748
                                                            ----------------- ----------------
Investment in direct financing leases                             33,566,321       21,718,839
Less unearned income                                              (8,502,360)      (5,109,640)
                                                            ----------------- ----------------
Net investment in direct financing leases                       $ 25,063,961     $ 16,609,199
                                                            ================= ================

All of the property on leases was acquired in 1998 and 1997.

At December 31, 1998, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                 Direct
            Year ending        Operating        Financing
            December 31,        Leases           Leases            Total
                     1999       $36,222,258      $ 5,020,160      $ 41,242,418
                     2000        32,984,586        4,372,068        37,356,654
                     2001        25,741,662        4,246,194        29,987,856
                     2002        18,060,022        3,500,139        21,560,161
                     2003         9,484,754        2,248,358        11,733,112
               Thereafter                 -        5,404,634         5,404,634
                            ---------------- ---------------- -----------------
                               $122,493,282     $ 24,791,553     $ 147,284,835
                            ================ ================ =================

Leveraged leases:

As of December 31, 1998, investment in leveraged leases consists of railroad box cars. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1998 and 1997:

                                                                                      1998             1997
                                                                                      ----             ----
Aggregate rentals receivable                                                          $1,499,042       $2,241,056
Less aggregate principal and interest payable on non-recourse loans                   (1,291,273)      (2,033,287)
Estimated residual value of leased assets                                              1,672,855        1,672,855
Less unearned income                                                                    (300,041)        (431,556)
                                                                                ----------------- ----------------
Net investment in leveraged leases                                                   $ 1,580,583      $ 1,449,068
                                                                                ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


3.  Investments in equipment and leases (continued):

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                             Balance 12/31/96                        $       -
                             Provision                                  74,277
                                                               ----------------
                             Balance 12/31/97                           74,277
                             Provision                                  56,955
                                                               ----------------
                             Balance 12/31/98                        $ 131,232
                                                               ================

At December 31, 1998, commitments to purchase lease assets totaled $18,781,017.


4.  Non-recourse debt

At December 31, 1998, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.5% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1998, the carrying value of the pledged assets is approximately $31,359,527. The notes mature from 2000 through 2008.

Future minimum payments of non-recourse debt are as follows:

         Year ending
         December 31,       Principal        Interest           Total
                  1999       $ 2,786,956      $ 1,771,389       $ 4,558,345
                  2000         3,358,169        1,341,263         4,699,432
                  2001         3,900,748          978,708         4,879,456
                  2002         4,170,658          561,524         4,732,182
                  2003         1,744,858          182,192         1,927,050
            Thereafter           637,958           78,582           716,540
                         ---------------- ---------------- -----------------
                             $16,599,347      $ 4,913,658      $ 21,513,005
                         ================ ================ =================


5. Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (5.7243% at December 31, 1998). The General Partner anticipates that the Program will allow the Partnership to avail itself to lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the Program to finance assets leased to those credits which, in the opinion of the General Partner, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a selected transaction basis as a means of mitigating credit risk.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 1998, the Partnership receives or pays interest on a notional principal of $61,553,000, based on the difference between nominal rates ranging from 5.55% to 6.22% and the vaiable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is acrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:


                             Original          Balance          Rate on
                              Amount        December 31,     Interest Swap
          Date Borrowed      Borrowed           1998           Agreement

           April 1998         $21,770,000     $ 19,010,000       6.22%
           July 1998           25,000,000       22,815,000       5.75%
          October 1998         20,000,000       19,728,000       5.55%
                          ---------------- ----------------
                              $66,770,000     $ 61,553,000
                          ================ ================


The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

            Year ending
            December 31,        Principal        Interest           Total
                      1999       $16,088,000      $ 3,114,446      $ 19,202,446
                      2000        14,861,000        2,222,543        17,083,543
                      2001        11,000,000        1,432,767        12,432,767
                      2002         8,716,000          861,897         9,577,897
                      2003         4,666,000          485,020         5,151,020
                Thereafter         6,222,000          492,118         6,714,118
                             ---------------- ---------------- -----------------
                                 $61,553,000      $ 8,608,791      $ 70,161,791
                             ================ ================ =================


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

                                DECEMBER 31, 1998


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1998 and 1997:

                                                                                        1998               1997
                                                                                        ----               ----
Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                        $ 7,868,996        $ 6,381,004

Reimbursement of other syndication costs                                                 3,727,420          3,272,580

Administrative cost reimbursements to General Partner                                    1,056,746            645,437

Incentive  management  fees  (computed  as 4.0% of  distributions  of cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                         1,559,090            358,846
                                                                                   ----------------  -----------------
                                                                                      $ 14,212,252       $ 10,657,867
                                                                                   ================  =================

The General Partner or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to the General Partner or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Agreement of Limited Partnership; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by the General Partner or Affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to the General Partner or its Affiliate apart from the compensation otherwise permitted by the Agreement of Limited Partnership; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Partnership.


7.  Partners' capital:

As of  December  31,  1998,  14,996,050  Units  ($149,960,050)  were  issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners.

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

                                DECEMBER 31, 1998


7.  Partners' capital (continued):

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

As of December 31, 1998 and 1997 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                          1998              1997
                                          ----              ----
   Transportation, rail                    27%              15%
   Municipalities                          16%              26%
   Transportation, other                   16%              18%
   Electronics                              *               15%

                    *  Less than 10%

During 1998, one customer comprised 17% of the Partnership's revenues from leases. During 1997, two customers comprised 24% and 15% of the Partnership's revenues from leases.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


9.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1998, the Partnership borrowed $53,029,261 under the line of credit. Repayments on the line of credit were $81,638,014 during 1998 and $11,781,707 remained outstanding as of December 31, 1998. At December 31, 1998, the rate on such borrowings was 7.75%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.


10. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.


Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1998 is $18,093,559.

Other long-term debt:

The fair value of the Partnership's other long-term debt is estimated using discounted cash flow analyses, based on the Partnership's current variable borrowing rate for the facility. The estimated fair value of the other long-term debt at December 31, 1998 is $61,652,841.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. The carrying amounts of the interest rate swaps approximate fiar value at December 31, 1998.

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

Donald E. Carpenter          Vice President and Controller of ACG, AFC, ALC, AEC
                             and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                             Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock           Director of Asset Management of AEC

Carl W. Magnuson             Vice President - Syndication of ALC

Barbara F. Medwadowski       Vice President - Syndication of ALC

James A. Kamradt             Director of Pricing and Syndication of ALC

Thomas D. Sbordone           Senior Vice President - Marketing of ALC

Russell H. Wilder            Vice President - Credit of AEC

John P. Scarcella            Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President-Syndication for ALC. Mr. Magnuson is responsible foracquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid through December 31, 1998 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1998, $14,250,000 of such commissions (the maximum allowable amount) had been paid to the General Partner or its affiliates. Of that amount, $12,327,297 was reallowed to other broker/dealers.

Equipment Management Fees

As compensation for its service rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing service and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, the General Partner or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from "operating" leases and (ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions.

See Note 6 to the financial statements included in Item 8 of this report for amounts paid.

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

See Note 6 to the financial statements included in Item 8 of this report for amounts paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the general partner. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 1998 and 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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
                                                    Name and Address of               Amount and Nature of              Percent
       Title of Class                                 Beneficial Owner                Beneficial Ownership              of Class

Limited Partnership Units                       A. J. Batt                        Initial Limited Partner Units             0.00017%
                                                 235 Pine Street, 6th Floor     25 Units ($250)
                                                  San Francisco, CA 94104                (owned by wife)

Limited Partnership Units                        Dean Cash                        Initial Limited Partner Units             0.00017%
                                                 235 Pine Street, 6th Floor     25 Units ($250)
                                                  San Francisco, CA 94104                (owned by wife)

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 6 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:
                             Report of Independent Auditors
                             Balance Sheets at December 31, 1998 and 1997
                             Statement of Operations for the years ended
                                December 31, 1998 and 1997
                             Statements of Changes in Partners'  Capital for the
                                years ended December 31, 1998 and 1997 and for the period from May 17, 1996 (inception) through December 31, 1996
                             Statement  of  Cash  Flows  for  the  years   ended
                                December 31, 1998 and 1997 and the period from May 17, 1996 (inception) through December 31, 1996
                             Notes to Financial Statements

                         2.  Financial Statement Schedules
                             Allschedules  for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         (b) Reports on Form 8-K for the fourth quarter of 1998
                             None

                         (c)Exhibits
                             (3)and  (4)   Agreement  of  Limited   Partnership,
                                included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1996 (File No. 333-08879).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  3/26/1999

                             ATEL Capital  Equipment Fund VII, L.P.
                        (Registrant)


 By:  ATEL Financial Corporation,
      General Partner of Registrant



                 By:   /s/  A. J. Batt
                       ---------------------------------------------------
                       A. J. Batt,
                       President and Chief Executive Officer of
                       ATEL Financial Corporation (General
                       Partner)




                 By:    /s/ Dean Cash
                       ---------------------------------------------------
                       Dean Cash,
                       Executive vice President of ATEL
                       Financial Corporation (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE                          CAPACITIES                  DATE



     /s/ A. J. Batt        President, chairman and chief executive     3/26/1999
-------------------------- officer of ATEL Financial Corporation
       A. J. Batt



      /s/ Dean Cash        Executive vice president and director of    3/26/1999
-------------------------- ATEL Financial Corporation
        Dean Cash



 /s/ Donald E. Carpenter   Principal financial officer of registrant;  3/26/1999
-------------------------- principalfinancial officer of ATEL
   Donald E. Carpenter     Financial Corporation Principal accounting
                           officer of registrant; principal accounting
                           officer of ATEL Financial Corporation



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