Form 10-Q
period 1999-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1999-05-17
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the quarterly period ended March 31, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                  1999               1998
                                                  ----               ----
Cash and cash equivalents                           $ 654,938       $ 1,576,029
Accounts receivable                                 4,847,847         6,380,886
Other assets                                          160,004           170,003
Investments in leases                             201,768,843       204,329,984
                                            ------------------ -----------------
Total assets                                     $207,431,632      $212,456,902
                                            ================== =================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                   $14,672,824       $11,781,707
Non-recourse debt                                  15,678,284        16,599,347
Other long-term debt                               55,983,000        61,553,000

Accounts payable:
   General Partner                                    240,051           377,955
   Other                                              818,636           684,475

Accrued interest expense                              990,528           805,753
Unearned operating lease income                     1,559,998           943,419
                                            ------------------ -----------------
Total liabilities                                  89,943,321        92,745,656
Partners' capital:
     General Partner                                 (896,450)         (717,165)
     Limited Partners                             118,384,761       120,428,411
                                            ------------------ -----------------
Total partners' capital                           117,488,311       119,711,246
                                            ------------------ -----------------
Total liabilities and partners' capital          $207,431,632      $212,456,902
                                            ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                1999               1998
                                                                ----               ----
Revenues:
   Leasing activities:
      Operating leases                                          $ 9,015,109       $ 5,392,236
      Direct financing leases                                       494,423           262,173
      Leveraged leases                                               35,872            32,879
      Gain on sales of assets                                       717,597               878
Interest                                                             12,655             6,567
Other                                                                 3,872               723
                                                          ------------------ -----------------
                                                                 10,279,528         5,695,456
Expenses:
Depreciation                                                      5,986,237         2,913,361
Interest expense                                                  1,510,812           846,237
Administrative cost reimbursements to General Partner                78,213           247,691
Equipment and incentive management fees to General Partner          493,154           295,546
Other                                                               356,304           145,296
Provision for losses                                                      -            56,954
Professional fees                                                    38,381             8,751
                                                          ------------------ -----------------
                                                                  8,463,101         4,513,836
                                                          ------------------ -----------------
Net income                                                      $ 1,816,427       $ 1,181,620
                                                          ================== =================

Net income:
   General Partner                                                $ 136,232          $ 88,622
   Limited Partners                                               1,680,195         1,092,998
                                                          ------------------ -----------------
                                                                $ 1,816,427       $ 1,181,620
                                                          ================== =================

Net income per Limited Partnership Unit                              $ 0.11            $ 0.15
Weighted average number of Units outstanding                     14,996,050         7,500,393

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999
                                   (Unaudited)

                                           Limited Partners        General
                               Units             Amount            Partner            Total

Balance December 31, 1998       14,996,050      $120,428,411         $ (717,165)     $119,711,246
Distributions to partners                         (3,723,845)          (315,517)       (4,039,362)
Net income                                         1,680,195            136,232         1,816,427
                          ----------------- ----------------- ------------------ -----------------
Balance March 31, 1999          14,996,050      $118,384,761         $ (896,450)     $117,488,311
                          ================= ================= ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998

                                                            1999               1998
                                                            ----               ----
Operating activities:
Net income                                                  $ 1,816,427       $ 1,181,620
Adjustments to reconcile net income to cash
   provided by operating activities:
   Leveraged lease income                                       (35,872)          (32,879)
   Gain on sales of assets                                     (717,597)             (878)
   Depreciation                                               5,986,237         2,913,361
   Provision for losses                                               -            56,954
   Changes in operating assets and liabilities:
      Accounts receivable                                     1,533,039        (1,167,512)
      Other assets                                                9,999                 -
      Accounts payable, General Partner                        (137,904)          (88,552)
      Accounts payable, other                                   134,161          (267,595)
      Accrued interest expense                                  184,775            59,026
      Unearned lease income                                     616,579            94,733
                                                      ------------------ -----------------
Net cash provided by operations                               9,389,844         2,748,278
                                                      ------------------ -----------------

Investing activities:
Purchases of equipment on operating leases                   (4,572,733)      (11,560,028)
Purchases of equipment held for sale or lease                         -          (441,187)
Purchases of equipment on direct financing leases              (555,188)                -
Reduction of net investment in direct financing leases          414,151           106,076
Proceeds from sales of assets                                 2,042,143            10,608
                                                      ------------------ -----------------
Net cash used in investing activities                        (2,671,627)      (11,884,531)
                                                      ------------------ -----------------

Financing activities:
Borrowings under line of credit                               3,172,824                 -
Repayments of borrowings under line of credit                  (281,707)       (3,135,499)
Repayments of non-recourse debt                                (921,063)         (182,233)
Repayments of other long-term debt                           (5,570,000)                -
Distributions to limited partners                            (3,723,845)       (1,705,606)
Distributions to general partner                               (315,517)         (179,860)
Capital contributions received                                        -        16,490,640
Payment of syndication costs to General Partner                       -        (2,162,561)
                                                      ------------------ -----------------
Net cash (used in) provided by financing activities          (7,639,308)        9,124,881
                                                      ------------------ -----------------

Net decrease in cash and cash equivalents                      (921,091)          (11,372)

Cash and cash equivalents at beginning of period              1,576,029         2,014,706
                                                      ------------------ -----------------
Cash and cash equivalents at end of period                    $ 654,938       $ 2,003,334
                                                      ================== =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,326,037         $ 787,211
                                                      ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


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

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                             Balance                            Expense or         Reclassi-          Balance
                                          December 31,                         Amortization      fications or        March 31,
                                              1998            Additions         of Leases        Dispositions           1999
                                              ----            ---------         ---------      - -------------          ----
Net investment in operating
   leases                                    $177,401,763         4,572,733        (5,983,509)        $ (608,064)     $175,382,923
Net investment in direct
   financing leases                            25,063,961           555,188          (414,151)          (739,394)       24,465,604
Net investment in leveraged
   leases                                       1,580,583                 -            35,872                  -         1,616,455
Assets held for sale or lease                     355,633                 -                 -             22,912           378,545
Reserve for losses                               (131,232)                -                 -                  -          (131,232)
Initial direct costs, net of
   accumulated amortization                        59,276                 -            (2,728)                 -            56,548
                                        ------------------ ----------------- ----------------- ------------------ -----------------
                                             $204,329,984       $ 5,127,921       $(6,364,516)       $(1,324,546)     $201,768,843
                                        ================== ================= ================= ================== =================

Property on operating leases consists of the following:

                                 Balance                             Reclassi-          Balance
                               December 31,                        fications or        March 31,
                                   1998           Additions        Dispositions           1999
                                   ----           ---------        ------------           ----
Transportation                   $102,138,178                           $ (417,559)     $101,720,619
Manufacturing                      24,391,341       $ 2,805,839            344,073        27,541,253
Mining                             26,099,674                 -                  -        26,099,674
Marine vessels                     22,335,250                 -                  -        22,335,250
Office automation                   6,307,481         1,326,065             (3,649)        7,629,897
Materials handling                  5,574,150           440,829                  -         6,014,979
Motor vehicles                      5,454,671                 -                  -         5,454,671
Aircraft                            4,991,972                 -                  -         4,991,972
Other                               4,602,749                 -         (1,235,019)        3,367,730
Furniture and fixtures              2,461,533                 -                  -         2,461,533
                             ----------------- ----------------- ------------------ -----------------
                                  204,356,999         4,572,733         (1,312,154)      207,617,578
Less accumulated depreciation     (26,955,236)       (5,983,509)           704,090       (32,234,655)
                             ----------------- ----------------- ------------------ -----------------
                                 $177,401,763       $(1,410,776)        $ (608,064)     $175,382,923
                             ================= ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

All of the property on leases was acquired in 1997, 1998 and 1999.

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                               Direct
           Year ending     Operating         Financing
          December 31,       Leases            Leases             Total
                  1999      $ 24,885,105       $ 3,873,632       $ 28,758,737
                  2000        33,910,626         4,610,702         38,521,328
                  2001        26,673,102         4,484,828         31,157,930
                  2002        18,800,226         3,555,471         22,355,697
                  2003        10,223,359         2,252,958         12,476,317
            Thereafter        12,041,962         5,404,634         17,446,596
                        ----------------- ----------------- ------------------
                            $126,534,380      $ 24,182,225       $150,716,605
                        ================= ================= ==================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.0% to 10.0%.

Future minimum payments of non-recourse debt are as follows:

        Year ending
       December 31,        Principal          Interest            Total
                  1999       $ 1,865,893       $ 1,559,817        $ 3,425,710
                  2000         3,358,169         1,341,263          4,699,432
                  2001         3,900,748           978,708          4,879,456
                  2002         4,170,658           561,524          4,732,182
                  2003         1,744,858           182,192          1,927,050
            Thereafter           637,958            78,582            716,540
                        ----------------- ----------------- ------------------
                            $ 15,678,284       $ 4,702,086       $ 20,380,370
                        ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


5. Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (5.23001% at March 31, 1999). The General Partner anticipates that the Program will allow the Partnership to avail itself to lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the Program to finance assets leased to those credits which, in the opinion of the General Partner, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a selected transaction basis as a means of mitigating credit risk.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 1999, the Partnership receives or pays interest on a notional principal of $55,983,000, based on the difference between nominal rates ranging from 5.55% to 6.22% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                                 Original          Balance            Rate on
                                  Amount          March 31,        Interest Swap
            Date Borrowed        Borrowed            1999            Agreement
            -------------        --------            ----            ---------
               4/1/98            $ 21,770,000      $ 16,968,000        6.22%
               7/1/98            $ 25,000,000      $ 21,031,000        5.75%
               10/1/98           $ 20,000,000      $ 17,984,000        5.55%
                             ----------------- -----------------
                                 $ 66,770,000      $ 55,983,000
                             ================= =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

          Year ending
         December 31,        Principal          Interest            Total
             1999             $ 10,518,000       $ 2,251,344       $ 12,769,344
             2000               14,861,000         2,222,543         17,083,543
             2001               11,000,000         1,432,767         12,432,767
             2002                8,716,000           861,897          9,577,897
             2003                4,666,000           485,020          5,151,020
          Thereafter             6,222,000           492,118          6,714,118
                          ----------------- ----------------- ------------------
                              $ 55,983,000       $ 7,745,689       $ 63,728,689
                          ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)



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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                        1999               1998
                                                                                        ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                          $ 493,154         $ 295,546

Administrative costs reimbursed to General Partner                                           78,213           247,691

Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
units, deducted from Limited Partners' capital)                                                   -         1,478,874

Reimbursement of other syndication costs                                                          -           802,670
                                                                                  ------------------ -----------------
                                                                                          $ 571,367       $ 2,824,781
                                                                                  ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


7. Partner's capital:

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

At March 31, 1999, the Partnership had $14,672,824 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1999, the Partnership's primary activity was engaging in equipment leasing activities. During the first quarter of 1998, the Partnership's primary activities were raising funds through its offering of Limited Partnership Units (Units) and engaging in equipment leasing activities.

In 1999, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $90,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $8,243,000 as of March 31, 1999.

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


Cash Flows

During the first quarters of 1998, the Partnership's primary sources of liquidity were the proceeds of its offering of Units. In 1999, the primary source of liquidity was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

In the first quarter of 1999 and 1998, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases. In 1999, proceeds from sales of lease assets increased significantly compared to 1998. Proceeds from such sales are not expected to be consistent from one year to another. Neither was significant compared cash in 1998. The primary investing use of cash was the purchase of assets on operating leases.

In 1999, the only source of cash from investing activities was borrowings under the line of credit. In 1998, cash from financing sources consisted of cash received for subscriptions for Units. Distributions to Partners has increased as the offering has continued and the number of outstanding Units has increased compared to 1998.


Results of operations

Operations resulted in a net income of $1,816,427 in 1999 compared to $1,181,620 in the same period in 1998. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense have increased over the last year as a result of asset acquisitions.

Gains recognized on sales of assets have increased by $716,719 compared to 1998. Such gains are not expected to be consistent from one period to another.

Equipment management fees are based on the Partnership's rental revenues and have increased in relation to increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Such distributions have increased as a result of the increase in the number of Units outstanding compared to the prior year. The number of Units outstanding increase as a result of the continuing offering of such Units. The offering ended in November 1998.

Interest expense in the first quarter of 1998 relates primarily to the borrowings under the line of credit. Total borrowings have increased from $45,200,102 at March 31, 1998 to $86,334,108 at March 31, 1999. This increase has caused the increase of $664,575 in interest expense compared to 1998.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance  Sheets,  March 31,  1999 and  December  31,
1998.

                            Income  statements for the three month periods ended
                              March 31, 1999 and 1998.

                            Statement  of changes in  partners'  capital for the
                              three months ended March 31, 1999.

                            Statements of cash flows for the three month periods
                              ended March 31, 1999 and 1998.

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

Date:
May 14, 1999

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                    By: ATEL Financial Corporation
                                        General Partner of Registrant




                               By: /s/ A. J. Batt
                                   -----------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of General Partner




                              By: /s/ Dean L. Cash
                                  -----------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




                              By: /s/ Paritosh K. Choksi
                                  -------------------------------------
                                  Paritosh K. Choksi
                                  Principal financial officer
                                  of registrant




                              By: /s/ Donald E. Carpenter
                                  -------------------------------------
                                  Donald E. Carpenter
                                  Principal accounting
                                  officer of registrant