Form 10-Q
period 1999-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1999-08-13
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                 1999               1998
                                                 ----               ----
Cash and cash equivalents                        $ 2,413,180        $ 1,576,029

Accounts receivable                                3,973,608          6,380,886

Other assets                                         150,005            170,003

Investments in leases                            195,439,513        204,329,984
                                           ------------------ ------------------
Total assets                                    $201,976,306      $ 212,456,902
                                           ================== ==================


                        LIABILITIES AND PARTNERS' CAPITAL




Long-term debt                                   $61,283,000       $ 61,553,000

Non-recourse debt                                 23,889,877         16,599,347

Lines of credit                                            -         11,781,707

Accounts payable:
   General Partner                                   338,837            377,955
   Other                                             433,491            684,475

Accrued interest payable                             562,501            805,753

Unearned operating lease income                    1,186,647            943,419
                                           ------------------ ------------------
Total liabilities                                 87,694,353         92,745,656
Partners' capital:
     General Partner                              (1,145,215)        $ (717,165)
     Limited Partners                            115,427,168        120,428,411
                                           ------------------ ------------------
Total partners' capital                          114,281,953        119,711,246
                                           ------------------ ------------------
Total liabilities and partners' capital         $201,976,306      $ 212,456,902
                                           ================== ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                              1999               1998              1999               1998
                                                              ----               ----              ----               ----
Revenues:
Leasing activities:
   Operating leases                                          $18,050,016        $13,112,501        $ 9,034,907        $ 7,720,265
   Direct financing                                              976,134            809,036            481,711            546,863
   Leveraged leases                                               71,744             65,757             35,872             32,878
Gain on sales of assets                                          747,194            843,793             29,597            842,915
Interest                                                          33,904             22,396             21,249             15,829
Other                                                             12,805              3,463              8,933              2,740
                                                        -----------------  ----------------- ------------------ ------------------
                                                              19,891,797         14,856,946          9,612,269          9,161,490
Expenses:
Depreciation                                                  12,164,056          8,694,006          6,177,819          5,780,645
Interest expense                                               3,102,801          1,962,200          1,591,989          1,115,963
Equipment and incentive management fees to
   General Partner                                               884,588            645,721            391,434            350,175
Other                                                            695,398            282,602            339,094            137,306
Administrative cost reimbursements to General
   Partner                                                       250,078            445,391            171,865            197,700
Professional fees                                                119,416             37,210             81,035             28,459
Provision for losses                                                   -             56,954                  -                  -
                                                        -----------------  ----------------- ------------------ ------------------
                                                              17,216,337         12,124,084          8,753,236          7,610,248
                                                        -----------------  ----------------- ------------------ ------------------
Net income                                                   $ 2,675,460        $ 2,732,862          $ 859,033        $ 1,551,242
                                                        =================  ================= ================== ==================

Net income:
   General Partner                                             $ 200,660          $ 204,965           $ 64,427          $ 116,343
   Limited Partners                                            2,474,800          2,527,897            794,606          1,434,899
                                                        =================  ================= ================== ==================
                                                             $ 2,675,460        $ 2,732,862          $ 859,033        $ 1,551,242
                                                        =================  ================= ================== ==================

Net income per Limited Partnership Unit                            $0.17              $0.30              $0.05              $0.15
Weighted average number of Units outstanding                  14,996,050          8,499,596         14,996,050          9,483,808

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)


                                             Limited Partners        General
                                 Units              Amount            Partner             Total

Balance December 31, 1998         14,996,050        120,428,411         $ (717,165)     $ 119,711,246
Distributions to partners                            (7,476,043)          (628,710)        (8,104,753)
Net income                                            2,474,800            200,660          2,675,460
                            -----------------  ----------------- ------------------ ------------------
Balance June 30, 1999             14,996,050       $115,427,168        $(1,145,215)     $ 114,281,953
                            =================  ================= ================== ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
Operating activities:                                         1999               1998              1999               1998
                                                              ----               ----              ----               ----
Net income                                                    $2,675,460         $2,732,862           $859,033        $ 1,551,242
Adjustments to reconcile net income to cash provided
   by operating activities:
   Leveraged lease income                                        (71,744)           (65,757)           (35,872)           (32,878)
   Depreciation                                               12,164,056          8,694,006          6,177,819          5,780,645
   Gain on sales of assets                                      (747,194)          (843,793)           (29,597)          (842,915)
   Provision for losses                                                -             56,954                  -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                      2,407,278         (2,716,894)           874,239         (1,549,382)
      Other assets                                                19,998                  -              9,999                  -
      Accounts payable, General Partner                          (39,118)          (164,081)            98,786            (75,529)
      Accounts payable, other                                   (250,984)           103,490           (385,145)           371,085
      Accrued interest expense                                  (243,252)           177,465           (428,027)           118,439
      Unearned lease income                                      243,228            205,724           (373,351)           110,991
                                                        -----------------  ----------------- ------------------ ------------------
Net cash provided by operations                               16,157,728          8,179,976          6,767,884          5,431,698
                                                        -----------------  ----------------- ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                    (4,692,878)       (29,892,797)          (120,145)       (18,332,769)
Reduction in net investment in direct financing
   leases                                                      1,742,303            871,265          1,328,152            765,189
Proceeds from sales of assets                                  1,273,870          2,330,193           (768,273)         2,319,585
Purchases of equipment on direct financing
   leases                                                       (777,942)        (5,410,595)          (222,754)        (5,410,595)
Purchases of equipment held for sale or lease                          -           (441,187)                 -                  -
Payment of initial direct costs                                        -                 (4)                 -                 (4)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash (used in) provided by investing
   activities                                                 (2,454,647)       (32,543,125)           216,980        (20,658,594)
                                                        =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                              1999               1998              1999               1998
                                                              ----               ----              ----               ----
Financing activities:
Repayments of borrowings under line of credit                (16,454,531)       (43,777,407)       (16,172,824)       (40,641,908)
Borrowings under line of credit                                4,672,824         18,134,707          1,500,000         18,134,707
Proceeds of long-term debt                                     9,000,000         21,770,000          9,000,000         21,770,000
Repayments of long-term debt                                  (9,270,000)          (741,000)        (3,700,000)          (741,000)
Proceeds of non-recourse debt                                  9,520,748          1,456,584          9,520,748          1,456,584
Repayments of non-recourse debt                               (2,230,218)        (1,509,849)        (1,309,155)        (1,327,616)
Distributions to partners                                     (8,104,753)        (4,026,256)        (4,065,391)        (2,140,790)
Capital contributions received                                         -         38,451,620                  -         21,960,980
Payment of syndication costs to General Partner                        -         (5,247,437)                 -         (3,084,876)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash (used in) provided by financing
   activities                                                (12,865,930)        24,510,962         (5,226,622)        15,386,081
                                                        -----------------  ----------------- ------------------ ------------------
Net increase in cash and cash equivalents                        837,151            147,813          1,758,242            159,185
Cash and cash equivalents at beginning of
   period                                                      1,576,029          2,014,706            654,938          2,003,334
                                                        -----------------  ----------------- ------------------ ------------------
Cash and cash equivalents at end of period                   $ 2,413,180        $ 2,162,519        $ 2,413,180        $ 2,162,519
                                                        =================  ================= ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 3,346,053        $ 1,784,735        $ 2,020,016        $ 1,784,735
                                                        =================  ================= ================== ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                         Balance                              Expense or         Reclassi-           Balance
                                       December 31,                          Amortization      fications or         June 30,
                                           1998            Additions          of Leases        Dispositions           1999
                                           ----            ---------          ---------      - -------------          ----
Net investment in operating
   leases                                 $177,401,763         4,692,878        (12,158,600)        (2,427,550)     $ 167,508,491
Net investment in direct
   financing leases                         25,063,961           777,942         (1,742,303)                 -         24,099,600
Net investment in leveraged
   leases                                    1,580,583                 -             71,744                  -          1,652,327
Assets held for sale or lease                  355,633                 -                  -          1,900,874          2,256,507
Reserve for losses                            (131,232)                -                  -                  -           (131,232)
Initial direct costs, net of
   accumulated amortization                     59,276                 -             (5,456)                 -             53,820
                                    ------------------- -----------------  ----------------- ------------------ ------------------
                                          $204,329,984       $ 5,470,820      $ (13,834,615)        $ (526,676)     $ 195,439,513
                                    =================== =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance           Acquisitions, Dispositions &           Balance
                                December 31,              Reclassifications               June 30,
                                    1998           1st Quarter        2nd Quarter           1999
                                    ----           -----------        -----------           ----
Transportation                    $102,138,178         $ (417,559)       $(5,044,946)      $ 96,675,673
Manufacturing                       24,391,341          3,149,912         (1,209,350)        26,331,903
Mining                              26,099,674                  -            (19,310)        26,080,364
Marine vessels                      22,335,250                  -                  -         22,335,250
Motor vehicles                       5,454,671                  -                  -          5,454,671
Other                                4,602,749         (1,235,019)         1,183,442          4,551,172
Materials handling                   5,574,150            440,829            (23,648)         5,991,331
Aircraft                             4,991,972                  -                  -          4,991,972
Office automation                    6,307,481          1,322,416             28,892          7,658,789
Furniture and fixtures               2,461,533                  -                  -          2,461,533
                              -----------------  ----------------- ------------------ ------------------
                                   204,356,999          3,260,579         (5,084,920)       202,532,658
Less accumulated depreciation      (26,955,236)        (5,279,419)        (2,789,512)       (35,024,167)
                              -----------------  ----------------- ------------------ ------------------
                                  $177,401,763       $ (2,018,840)       $(7,874,432)     $ 167,508,491
                              =================  ================= ================== ==================

All of the property on leases was acquired in 1997, 1998 and 1999.

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                       Direct
        Year ending     Operating          Financing
       December 31,       Leases             Leases             Total
               1999       $17,654,302        $ 2,492,608        $20,146,910
               2000        34,679,385          4,660,094         39,339,479
               2001        27,431,220          4,502,824         31,934,044
               2002        19,280,546          3,555,471         22,836,017
               2003        10,611,080          2,252,958         12,864,038
         Thereafter        12,385,232          5,404,635         17,789,867
                     -----------------  ----------------- ------------------
                         $122,041,765        $22,868,590       $144,910,355
                     =================  ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.40% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

          Year ending
         December 31,     Principal           Interest            Total
                 1999       $ 2,227,062        $ 1,035,757        $ 3,262,819
                 2000         5,654,438          1,862,541          7,516,979
                 2001         6,359,170          1,323,954          7,683,124
                 2002         6,180,266            728,117          6,908,383
                 2003         2,830,982            222,305          3,053,287
           Thereafter           637,959             78,582            716,541
                       -----------------  ----------------- ------------------
                            $23,889,877        $ 5,251,256        $29,141,133
                       =================  ================= ==================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate. The General Partner anticipates that the Program will allow the Partnership to avail itself to lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Partnership to use the Program to finance assets leased to those credits which, in the opinion of the General Partner, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. The Partnership will continue to use its traditional sources of non-recourse secured debt financing on a selected transaction basis as a means of mitigating credit risk.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 1999, the Partnership receives or pays interest on a notional principal of $61,283,000, based on the difference between nominal rates ranging from 5.55% to 6.22% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


5.  Long-term debt (continued):

Borrowings under the Program are as follows:

                                                                      Variable
                                                                       Interest
                 Original           Balance            Rate on          Rate at
  Date            Amount            June 30,        Interest Swap      June 30,
Borrowed         Borrowed             1999            Agreement          1999
--------         --------             ----            ---------          ----
 4/1/98           $ 21,770,000       $16,065,000        6.220%         5.20984%
 7/1/98             25,000,000        19,458,000        6.155%         5.20984%
 10/1/98            20,000,000        17,106,000        5.550%         5.20984%
 4/16/99             9,000,000         8,654,000        5.890%         5.30984%
            ------------------- -----------------
                  $ 75,770,000       $61,283,000
            =================== =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

       Year ending
       December 31,        Principal           Interest            Total
           1999              $ 8,102,000        $ 1,716,095        $ 9,818,095
           2000               16,760,000          2,664,354         19,424,354
           2001               12,868,000          1,752,333         14,620,333
           2002               10,269,000          1,069,178         11,338,178
           2003                5,365,000            619,417          5,984,417
        Thereafter             7,919,000            630,383          8,549,383
                        -----------------  ----------------- ------------------
                             $61,283,000        $ 8,451,760        $69,734,760
                        =================  ================= ==================


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

                                  JUNE 30, 1999
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                          1999            1998
                                                                                          ----            ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                          $ 884,588       $ 645,721

Administrative costs reimbursed to General Partner                                          250,078         445,391

Selling  commissions  (equal  to  9.5%  of the  selling  price  of  the  Limited
Partnership units, deducted from Limited Partners' capital)                                       -       3,652,904

Reimbursement of other syndication costs                                                          -       1,594,533
                                                                                      -------------- ---------------
                                                                                        $ 1,134,666     $ 6,338,549
                                                                                      ============== ===============


7. Partner's capital:

As  of  June  30,  1999,   14,996,050  Units   ($149,960,500)  were  issued  and
outstanding.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 1999, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 1999.


9.  Commitments:

As of June 30, 1999, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $4,768,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 1999, the Partnership's primary activity was engaging in equipment leasing activities.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 31, 2000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $4,768,000 as of June 30, 1999.

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

Cash Flows, 1999 vs. 1998:

During the first half of 1999, the Partnership's primary sources of liquidity was rents from assets on operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 1999 and in 1998 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets increased significantly compared to 1998. Cash was used in investing activities to purchase assets on operating and direct financing leases.

Cash from financing sources consisted of borrowings under the line of credit and proceeds of non-recourse and other long-term debt. Repayments of debt have increased as a result of borrowings over the last year. Distributions to partners have increases due to the larger number of outstanding Units in 1999 compared to 1998.


Results of operations

Operations in 1999 resulted in a net income of $2,675,337 (six months) and $859,033 (three months). Operations in 1998 resulted in a net income of $2,732,862 (six months) and $1,551,242 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. These revenues in fact increased from $$13,112,501 (six months) and $7,720,265 (three months) in 1998 to $18,050,016 and $9,034,907, respectively, in 1999. Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Equipment management fees are based on the Partnership's rental revenues and have increased in relation to increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Incentive management fees have increased as a result of the increase in the number of outstanding Units in 1999 compared to 1998. These expenses have increased from 1998 to 1999 for both the three and six month periods as a result of these factors. Interest expense has increased due to the higher debt balances in 1999 than in 1998.

As of June 30, 1998, the Partnership's public offering was continuing and was completed I November 1998. As a result, operations in 1998 are not comparable to those in 1999.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a)Documents filed as a part of this report

                  1.  Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 1999 and December 31, 1998.

                      Statement of changes in partners' capital for the six months ended June 30, 1999.

                      Statements of operations for the six and three month periods ended June 30, 1999 and 1998.

                      Statement of cash flows for the six and three month periods ended June 30, 1999 and 1998.

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

Date:
August 13, 1999

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                      By: ATEL Financial Corporation
                          General Partner of Registrant




                               By:   /s/ A.  J.  BATT
                                    ------------------------------------
                                    A. J. Batt
                                    President and Chief Executive Officer
                                    of General Partner




                               By:    /s/ DEAN L. CASH
                                    ------------------------------------
                                    Dean L. Cash
                                    Executive Vice President
                                    of General Partner




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