Form 10-Q
period 1999-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 1999-11-15
CIK 1019542

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS


                                              1999               1998
                                              ----               ----
Cash and cash equivalents                   $   1,071,226      $    1,576,029

Accounts receivable                             4,807,711          6,380,886

Other assets                                      140,006            170,003

Investments in leases                         188,793,710        204,329,984
                                        ------------------ ------------------
Total assets                                 $194,812,653       $212,456,902
                                        ================== ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                               $ 57,077,000       $  61,553,000

Non-recourse debt                              22,602,274         16,599,347

Line of credit                                  2,000,000         11,781,707

Accounts payable:
   General Partner                                371,072            377,955
   Other                                          569,553            684,475

Accrued interest payable                          435,897            805,753

Unearned operating lease income                 1,077,744            943,419
                                        ------------------ ------------------
Total liabilities                              84,133,540         92,745,656

Partners' capital:
     General Partner                           (1,415,428)          (717,165)
     Limited Partners                         112,094,541        120,428,411
                                        ------------------ ------------------
Total partners' capital                       110,679,113        119,711,246
                                        ------------------ ------------------
Total liabilities and partners' capital      $194,812,653       $212,456,902
                                        ================== ==================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                1999              1998               1999               1998
Revenues:
Leasing activities:
   Operating leases                                           $ 27,434,445        $20,536,470        $ 9,384,429        $ 7,423,969
   Direct financing                                              1,426,625          1,226,303            450,491            417,267
   Leveraged leases                                                107,616             98,636             35,872             32,879
Gain on sales of assets                                            778,259          1,485,935             31,065            642,142
Interest                                                            42,405             34,690              8,501             12,294
Other                                                               15,743             11,254              2,938              7,791
                                                          ----------------- ------------------ ------------------ ------------------
                                                                29,805,093         23,393,288          9,913,296          8,536,342
Expenses:
Depreciation                                                    18,352,622         13,928,035          6,188,566          5,234,029
Interest expense                                                 4,594,693          3,127,366          1,491,892          1,165,166
Administrative cost reimbursements to General
   Partner                                                         418,021            763,032            167,943            317,641
Other                                                            1,086,341            474,886            390,943            192,284
Equipment and incentive management fees to
   General Partner                                               1,329,633          1,026,501            445,045            380,780
Professional fees                                                  146,774            101,790             27,358             64,580
Provision for losses                                               750,000             56,954            750,000                  -
                                                          ----------------- ------------------ ------------------ ------------------
                                                                26,678,084         19,478,564          9,461,747          7,354,480
                                                          ----------------- ------------------ ------------------ ------------------
Net income                                                     $ 3,127,009        $ 3,914,724          $ 451,549        $ 1,181,862
                                                          ================= ================== ================== ==================

Net income:
   General Partner                                               $ 234,526          $ 293,604           $ 33,866           $ 88,640
   Limited Partners                                              2,892,483          3,621,120            417,683          1,093,222
                                                          ----------------- ------------------ ------------------ ------------------
                                                               $ 3,127,009        $ 3,914,724          $ 451,549        $ 1,181,862
                                                          ================= ================== ================== ==================

Net income per Limited Partnership Unit                             $ 0.19             $ 0.38             $ 0.03             $ 0.09
Weighted average number of Units outstanding                    14,996,050          9,554,273         14,996,050         11,635,928



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                             Limited Partners        General
                                Units             Amount             Partner             Total

Balance December 31, 1998         6,716,896       $120,428,411         $ (717,165)      $119,711,246
Distributions to partners                          (11,226,353)          (932,789)       (12,159,142)
Net income                                           2,892,483            234,526          3,127,009
                           ----------------- ------------------ ------------------ ------------------
Balance September 30, 1999        6,716,896       $112,094,541        $(1,415,428)      $110,679,113
                           ================= ================== ================== ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
Operating activities:                                           1999              1998               1999               1998
                                                                ----              ----               ----               ----
Net income                                                   $   3,127,009      $   3,914,724     $      451,549         $ 1,181,862
Adjustments  to  reconcile  net  income  (loss)
   to cash  provided  by  operating
   activities:
   Leveraged lease income                                         (107,616)           (98,636)           (35,872)           (32,879)
   Depreciation                                                 18,352,622         13,928,035          6,188,566          5,234,029
   Gain on sales of assets                                        (778,259)        (1,485,935)           (31,065)          (642,142)
   Provision for losses                                            750,000             56,954            750,000                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                        1,573,175         (2,188,297)          (834,103)           528,597
      Other assets                                                  29,997             19,998              9,999             19,998
      Accounts payable, General Partner                             (6,883)           (59,937)            32,235            104,144
      Accounts payable, other                                     (114,922)            82,466            136,062            (21,024)
      Accrued interest expense                                    (369,856)           411,905           (126,604)           234,440
      Unearned lease income                                        134,325            242,305           (108,903)            36,581
                                                          ----------------- ------------------ ------------------ ------------------
Net cash provided by operations                                 22,589,592         14,823,582          6,431,864          6,643,606
                                                          ----------------- ------------------ ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                      (6,617,689)       (77,120,556)        (1,924,811)       (47,227,759)
Purchases of equipment on direct financing leases                 (812,462)        (5,618,148)           (34,520)          (207,553)
Proceeds from sales of assets                                    2,162,469          5,213,023            888,599          2,882,830
Reduction in net investment in direct financing leases           2,587,209            924,120            844,906             52,855
Purchases of equipment held for sale or lease                            -           (441,187)                 -                  -
Payment of initial direct costs                                          -            (33,992)                 -            (33,988)
                                                          ----------------- ------------------ ------------------ ------------------
Net cash used in investing activities                           (2,680,473)       (77,076,740)          (225,826)       (44,533,615)
                                                          ----------------- ------------------ ------------------ ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 1999 AND 1998


                                                                      Six Months                           Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                1999              1998               1999               1998
Financing activities:
Borrowings under line of credit                                  6,672,824         37,365,043          2,000,000         19,230,336
Repayments of borrowings under line of credit                  (16,454,531)       (66,977,843)                 -        (23,200,436)
Proceeds of long-term debt                                       9,000,000         46,770,000                  -         25,000,000
Repayments of long-term debt                                   (13,476,000)        (2,753,000)        (4,206,000)        (2,012,000)
Proceeds of non-recourse debt                                    9,520,748          6,087,415                  -          4,630,831
Repayments of non-recourse debt                                 (3,517,821)        (2,160,402)        (1,287,603)          (650,553)
Distributions to partners                                      (12,159,142)        (7,114,959)        (4,054,389)        (3,088,703)
Capital contributions received                                           -         59,303,920                  -         20,852,300
Payment of selling commissions to affiliate of
   General Partner                                                       -         (5,633,872)                 -         (1,980,968)
Payment of syndication costs to General Partner                          -         (2,512,374)                 -           (917,841)
                                                          ----------------- ------------------ ------------------ ------------------
Net cash (used in) provided by financing
   activities                                                  (20,413,922)        62,373,928         (7,547,992)        37,862,966
                                                          --------------------------------------------------------------------------
Net (decrease) increase in cash and cash
   equivalents                                                    (504,803)           120,770         (1,341,954)           (27,043)
Cash and cash equivalents at beginning of
   period                                                        1,576,029          2,014,706          2,413,180          2,162,519
                                                          ----------------- ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                     $ 1,071,226        $ 2,135,476        $ 1,071,226        $ 2,135,476
                                                          ================= ================== ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                       $ 4,964,549        $ 2,715,461        $ 1,618,496          $ 930,726
                                                          ================= ================== ================== ==================








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or          Reclassi-           Balance
                                        December 31,                          Amortization       fications or       September 30,
                                            1998             Additions          of Leases        Dispositions           1999
                                            ----             ---------          ---------        ------------           ----
Net investment in operating
   leases                                $  177,401,763        $ 6,617,689      $ (18,344,439)       $(1,536,904)      $164,138,109
Net investment in direct
   financing leases                          25,063,961            812,462         (2,587,209)                 -         23,289,214
Net investment in leveraged
   leases                                     1,580,583                  -            107,616                  -          1,688,199
Assets held for sale or lease                   355,633                  -                  -            152,694            508,327
Reserve for losses                             (131,232)          (750,000)                 -                  -           (881,232)
Initial direct costs, net of
   accumulated amortization                      59,276                  -             (8,183)                 -             51,093
                                     -------------------  ----------------- ------------------ ------------------ ------------------
                                         $  204,329,984       $   6,680,151     $ (20,832,215)     $  (1,384,210)      $188,793,710
                                     ===================  ================= ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                          Balance                                                                      Balance
                                        December 31,                   Acquisitions & Dispositions                  September 30,
                                            1998          1st Quarter       2nd Quarter        3rd Quarter        1999
                                            ----          -----------       -----------        -----------        ----
Transportation                           $  102,138,178     $     (417,559)     $  (5,044,946)     $   4,815,377       $101,491,050
Manufacturing                                24,391,341          3,149,912         (1,209,350)          (219,287)        26,112,616
Mining                                       26,099,674                  -            (19,310)                 -         26,080,364
Marine vessels                               22,335,250                  -                  -                  -         22,335,250
Motor vehicles                                5,454,671                  -                  -                  -          5,454,671
Other                                         4,602,749         (1,235,019)         1,183,442            996,016          5,547,188
Materials handling                            5,574,150            440,829            (23,648)                 -          5,991,331
Aircraft                                      4,991,972                  -                  -                  -          4,991,972
Office automation                             6,307,481          1,322,416             28,892                  -          7,658,789
Furniture and fixtures                        2,461,533                  -                  -                  -          2,461,533
                                     -------------------  ----------------- ------------------ ------------------ ------------------
                                            204,356,999          3,260,579         (5,084,920)         5,592,106        208,124,764
Less accumulated depreciation               (26,955,236)        (5,279,419)        (2,789,512)        (8,962,488)       (43,986,655)
                                     -------------------  ----------------- ------------------ ------------------ ------------------
                                         $  177,401,763      $  (2,018,840)    $  (7,874,432)      $  (3,370,382)      $164,138,109
                                     ===================  ================= ================== ================== ==================

All of the property on leases was acquired in 1997, 1998 and 1999.

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                          Year ending      Operating          Financing
                         December 31,       Leases             Leases              Total
                         ------------       ------             ------              -----
Three months ending December 31, 1999      $   8,137,074      $   1,278,940     $    9,416,014
        Year ending December 31, 2000         34,965,167          4,660,094         39,625,261
                                 2001         27,584,674          4,502,824         32,087,498
                                 2002         19,438,372          3,555,471         22,993,843
                                 2003         10,761,017          2,252,958         13,013,975
                           Thereafter         12,723,335          5,404,634         18,127,969
                                       ------------------ ------------------ ------------------
                                            $113,609,639       $ 21,654,921       $135,264,560
                                       ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.4% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

                          Year ending
                         December 31,     Principal          Interest             Total
                         ------------     ---------          --------             -----
Three months ending December 31, 1999    $      939,459     $      375,935     $    1,315,394
        Year ending December 31, 2000         5,654,438          1,862,541          7,516,979
                                 2001         6,359,170          1,323,954          7,683,124
                                 2002         6,180,266            728,117          6,908,383
                                 2003         2,830,982            222,305          3,053,287
                           Thereafter           637,959             78,582            716,541
                                      ------------------ ------------------ ------------------
                                          $  22,602,274      $   4,591,434      $  27,193,708
                                      ================== ================== ==================


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

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                                                                        Variable Interest
                   Original            Balance            Rate on            Rate at
    Date            Amount          September 30,      Interest Swap      September 30,
  Borrowed         Borrowed              1999            Agreement            1999
  --------         --------              ----            ---------            ----
   4/1/98           $ 21,770,000       $ 14,952,000           6.22000%           5.71342%
   7/1/98             25,000,000         17,704,000           6.15500%           5.71342%
   10/1/98            20,000,000         16,197,000           5.55000%           5.71342%
   4/16/99             9,000,000          8,224,000           5.89000%           5.81342%
              -------------------  -----------------
                    $ 75,770,000       $ 57,077,000
              ===================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


5.  Long-term debt (continued):

Future minimum principal payments of long-term debt are as follows:


                                          Principal          Interest             Total
                                          ---------          --------             -----
Three months ending December 31, 1999     $   3,896,000     $      828,314     $    4,724,314
        Year ending December 31, 2000        16,760,000          2,664,354         19,424,354
                                 2001        12,868,000          1,752,333         14,620,333
                                 2002        10,269,000          1,069,178         11,338,178
                                 2003         5,365,000            619,417          5,984,417
                           Thereafter         7,919,000            630,383          8,549,383
                                      ------------------ ------------------ ------------------
                                          $  57,077,000      $   7,563,979      $  64,640,979
                                      ================== ================== ==================


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

Substantially all employees of the General Partner record time incurred in performing administrative services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Partnership or the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                        1999               1998
                                                                                        ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                      $   1,329,633     $    1,026,501

Administrative costs reimbursed to General Partner                                          418,021            763,032

Selling commissions (equal to 9.5% of the selling price of the Limited Partnership
   units, deducted from Limited Partners' capital)                                                -          5,633,872

Reimbursement of other syndication costs                                                          -          2,512,374
                                                                                  ------------------ ------------------
                                                                                      $   1,747,654     $    9,935,779
                                                                                  ================== ==================


7. Partner's capital:

As of  September  30,  1999,  14,996,050  Units  ($149,960,050)  were issued and outstanding. The Fund's registration statement with the Securities and Exchange Commission became effective November 29, 1996. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At September 30, 1999, the Partnership had $2,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 1999.


9.  Commitments:

As of September 30, 1999, the Partnership had outstanding commitments to purchase lease equipment totaling approximately $1,171,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 1999, the Partnership's primary activity was engaging in equipment leasing activities.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $95,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on January 28, 2000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $1,171,000 as of September 30, 1999.

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

During 1999, the Partnership's primary source of liquidity was rents from operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 1999 and in 1998 for both the three and nine month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Rents from direct financing leases increased significantly compared to 1998 as a result of asset acquisitions over the last year. Proceeds from sales of assets are not expected to be consistent from one period to another. Cash was used in investing activities to purchase assets on operating and direct financing leases.

In 1999, sources of cash from financing activities consisted of borrowings (from the line of credit or in the form of either non-recourse or long-term debt).

In 1998, cash from financing sources consisted primarily of cash received for subscriptions for Units, borrowings under the line of credit and proceeds of non-recourse and other long-term debt. The purchase of lease assets was primarily funded with borrowings on this line of credit, proceeds of the Partnership's public offering of Units and proceeds of non-recourse and other long-term debt.

Results of operations

Operations in 1999 resulted in a net income of $3,877,009 (nine months) and $1,201,549 (three months). Operations in 1998 resulted in a net income of $3,914,724 (nine months) and $1,181,862 (three months). The Partnership's primary source of revenues is from operating leases. Lease revenues and depreciation expenses have increased compared to 1998 for both the three and nine month periods as a result of asset acquisitions over the last year. Equipment management fees are based on the Partnership's rental revenues and have increased due to increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. The number of units outstanding increased (as a result of the continuing offering of such units through November 1998), and as a result, the incentive management fees increased. Interest expense has increased due to the higher average debt balances in 1999 than in 1998.

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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.  Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, September 30, 1999 and December 31, 1998.

                       Statement  of changes in  partners'  capital for the nine
                          months ended September 30, 1999.

                       Statements  of  operations  for the nine and three  month
                          periods ended September 30, 1999 and 1998.
                       Statement  of cash  flows  for the nine and  three  month
                          periods ended September 30, 1999 and 1998.

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

Date:
November 12, 1999

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



         By: ATEL Financial Corporation
             General Partner of Registrant




                            By:    /s/ A. J. BATT
                                  ------------------------------------
                                  A. J. Batt
                                  President and Chief Executive Officer
                                  of General Partner




                            By:     /s/ DEAN L. CASH
                                  ------------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of General Partner




         By:   /s/ PARITOSH K. CHOKSI
             ---------------------------------
             Paritosh K. Choksi
             Principal financial officer
             of registrant




         By:   /s/ DONALD E. CARPENTER
             ---------------------------------
             Donald E. Carpenter
             Principal accounting
             officer of registrant