Form 10-K
period 1999-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2000-03-29
CIK 1019542

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 1999
                                       OR
                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ____

                         Commission File number 0-24175

                      ATEL Capital Equipment Fund VII, L.P.

California                                                            94-3248318
----------                                                            ----------
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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units), at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated. As of December 31, 1999, 14,996,050 Units were issued and outstanding.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 2004 and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.


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

As of December 31, 1999, the Partnership had purchased equipment with a total acquisition price of $287,743,680.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) had been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1999, 1998 and 1997 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee                              Type of Equipment            1999    1998    1997
          ------                              -----------------            ----    ----    ----
Burlington Northern Santa Fe Railroad         Locomotives & intermodal     10%      17%    24%
   Company                                       containers
NYK Lines                                     Intermodal containers         *       10%     *
Cargill, Incorporated                         Covered Rail Hopper Cars      *        *     15%

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

Equipment Leasing Activities:

Through December 31, 1999, the Partnership has disposed of certain leased assets as set forth below:

                                                               Excess of
          Type of         Original                             Rents Over
         Equipment      Equipment Cost     Sale Price         Expenses *
         ---------      --------------      ----------         ----------
Manufacturing              $ 1,720,610        $ 1,490,905          $ 634,582
Food processing              1,420,480          1,209,890            806,349
Transportation               1,222,741          1,050,765          1,531,438
Office automation              966,157            291,835            533,510
Aircraft                       954,124          1,306,203            357,158
Mining                         816,729            888,685            173,808
Furniture and fixtures         653,727            765,339            156,911
Other                          346,984            266,445            228,860
Materials handling              31,237             17,594             18,296
                       ----------------  -----------------  -----------------
                           $ 8,132,789        $ 7,287,661        $ 4,440,912
                       ================  =================  =================

                             * Includes only those expenses  directly related to
the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1999 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                              Purchase price excluding    Percentage of total
        Asset types                acquisition fees          acquisitions
        -----------                ----------------          ------------
Transportation, rail cars             $ 64,328,409                   29.43%
Manufacturing                           45,427,770                   15.79%
Mining                                  30,756,101                   10.69%
Transportation, other                   26,723,940                    9.29%
Transportation, intermodal
   containers                           26,631,519                    9.26%
Marine vessels                          22,335,250                    7.76%
Motor Vehicles                          12,437,158                    4.32%
Office automation                       11,449,934                    3.98%
Medical                                  9,133,951                    3.17%
Aircraft                                 6,310,979                    2.19%
Materials handling                       6,840,192                    2.38%
Railroad locomotives                     5,010,960                    1.74%
Other *                                 20,357,517                    7.07%
                                   ----------------         ----------------
                                     $ 287,743,680                  100.00%
                                   ================         ================

                              Purchase price excluding    Percentage of total
    Industry of lessee             acquisition fees          acquisitions
    ------------------             ----------------          ------------
Transportation, rail                  $ 73,779,368                   35.17%
Municipalities                           45,050,058                  15.66%
Transportation, other                    43,079,361                  14.97%
Manufacturing, other                     28,408,803                   9.87%
Electronics                              24,418,734                   8.49%
Mining                                   17,194,252                   5.98%
Business services                        15,093,493                   5.25%
Primary metals                           13,251,254                   4.61%
Other *                                  27,468,357                   9.55%
                                   ----------------         ----------------
                                     $ 287,743,680                  100.00%
                                   ================         ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors. Procedures are under way for the liquidation of the Partnership's leased equipment. The Committee is also evaluating: (i) a liquidation of the lessee's assets to pay off creditors; or (ii) receiving an equity stake in a new venture undertaken by the lessee. Recoveries by the Partnership, resulting from this default, are fairly certain in the range of 10% to 20% due to the liquidation of the Partnership's equipment. Recoveries above this amount are more uncertain; however, the Partnership anticipates an additional 6% to 15% to be recoverable through the liquidation or reorganization of the lessee's business. Any recoveries above these amounts are highly uncertain and speculative. See Note 11 to the financial statements included in Item 8 of this report.


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

Holders

As of December 31, 1999, a total of 5,563 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 1999 operations was $0.0833 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each quarterly distribution (made in April, July and October 1999 and in January 2000) the rate was $0.25 per Unit. Distributions were from 1999 cash flows from operations.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                  1999             1998               1997
                                                  ----             ----               ----
Distributions of net income (loss)                   $ (0.17)          $ 0.46            $ (0.20)
Return of investment                                    1.17             0.45               0.99
                                            ----------------- ----------------  -----------------
Distributions per Unit                                  1.00             0.91               0.79
Differences due to timing of distributions              0.00             0.09               0.21
                                            ----------------- ----------------  -----------------
Nominal distribution rates from above                 $ 1.00           $ 1.00             $ 1.00
                                            ================= ================  =================


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.


                                                                    1999              1998             1997               1996
                                                                    ----              ----             ----               ----
Gross revenues                                                    $ 39,634,771      $ 37,195,090      $ 7,373,981                $ -

Net (loss) income                                                 $ (2,159,370)      $ 5,279,496       $ (738,233)               $ -

Weighted average Units outstanding                                  14,996,050        10,729,510        3,380,442                 50

Net (loss) income per Unit, based on weighted average
   Units outstanding                                                   $ (0.17)           $ 0.46          $ (0.20)               $ -

Distributions per Unit, based on weighted average
   Units outstanding                                                    $ 1.00            $ 0.91           $ 0.79                $ -

Total Assets                                                     $ 191,424,300     $ 212,456,902    $ 104,416,786              $ 600

Non-recourse Debt                                                 $ 21,780,420      $ 16,599,347      $ 8,127,374                $ -

Other long-term debt                                              $ 53,181,000      $ 61,553,000              $ -                $ -

Total Partners' Capital                                          $ 101,313,784     $ 119,711,246     $ 53,900,414              $ 600

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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. As of December 31, 1999, the Partnership had
$11,150,000 of borrowings under this line of credit and the remaining availability was $21,857,103.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 1999, there were no commitments to purchase lease assets.

As of December 31, 1999, all cash balances consisted of amounts reserved for distributions in January 2000, generated from operations in 1999.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provides for borrowing at a variable interest rate and requires the General Partner to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipates that this program will allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions.

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

Cash Flows

             1999 vs. 1998:

Cash flows from operations increased from $21,650,163 in 1998 to $29,817,476 in 1999. The primary source of cash flows from operations is operating lease revenues. Operating lease revenues increased from $33,655,697 in 1998 to $36,784,290 in 1999.

Sources of cash flows from investing activities consists of direct financing lease rents and the proceeds from sales of lease assets. Cash flows from direct financing leases increased from $2,345,113 in 1998 to $3,406,564 in 1999. Proceeds from sales of lease assets decreased from $4,742,122 in 1998 to $2,469,199 in 1999. The most significant use of cash in investing activities was for the purchase of operating lease assets.

Borrowings on the line of credit ($15,822,824), proceeds of non-recourse debt ($9,520,748) and proceeds of other long-term debt ($9,000,000) were the only sources of cash from financing activities in 1999. Financing uses of cash consisted of repayments on the line of credit, non-recourse debt and other long-term debt and distributions to the Partners. Payments of long-term debt and non-recourse debt increased compared to 1998 as scheduled debt payments increased. Distributions to the Limited Partners increased as the average number of outstanding Units increased from 10,729,510 in 1998 to 14,996,050 in 1999.

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

             1999 vs. 1998:

Revenues increased from $37,195,090 in 1998 to $39,634,771 in 1999. The increase was the result of operating lease acquisitions in 1998 and in 1999. As a result of those additions to operating lease assets, depreciation expense increased from $22,691,501 in 1998 to $24,532,198 in 1999. Operating leases are expected to remain as the Partnership's primary source of revenues in future periods and depreciation is expected to continue as the single largest of the Partnership's expenses.

Interest expense has increased from $5,473,480 in 1998 to $6,082,904 in 1999 as a result of higher average debt balances in 1999 compared to 1998. Most of the debt was incurred in 1998 in relation to the acquisition of the Partnership's portfolio of lease assets.

In 1999, Applied Magnetics, one of the Partnership's lessees defaulted on its lease obligations to the Partnership. The General Partner does not expect to recover any of the uncollected rentals outstanding under the leases. The Partnership has written down the related lease assets to their net realizable value as of December 31, 1999. All accounts receivable for amounts billed and outstanding under the leases have been fully reserved. In 1999, a provision lease losses of $6,054,134 was provided in relation to this lessee. In addition, a provision for doubtful accounts of $724,906 was made against trade receivables.

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

Impact of the Year 2000

To date, the Partnership has experienced no significant year 2000 problems and the General Partner believes it does not have continued exposure to the year 2000 problem.

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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1999, $11,150,000 was outstanding on the floating rate line of credit. Also, as described in the caption "Capital Resources and Liquidity," the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates.

To hedge its interest rate risk, the Partnership enters into interest rate swaps which effectively modify the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable rate facility and the amounts due under facility at the fixed (hedged) rate. As of December 31, 1999, borrowings on the facility were $53,181,000 and the associated variable rate was 6.2476%. The average fixed rate achieved with the swap agreements was 5.96%.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 1999, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Partnership's 2000 variable interest expense by approximately $447,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Partners
ATEL Capital Equipment Fund VII, L.P.


We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 1999 and 1998, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
February 2, 2000

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                               1999               1998
                                               ----               ----
Cash and cash equivalents                     $ 1,674,372        $ 1,576,029

Accounts receivable, net of allowance for
   doubtful accounts of $724,906 in 1999,
   none in 1998                                 5,626,105          6,380,886

Other assets                                      130,007            170,003

Investments in equipment and leases           183,993,816        204,329,984
                                          ----------------  -----------------
Total assets                                $ 191,424,300       $212,456,902
                                          ================  =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                            $ 21,780,420       $ 16,599,347
Other long-term debt                           53,181,000         61,553,000

Line of credit                                 11,150,000         11,781,707

Accounts payable and accruals:
   General Partner                              1,435,651            377,955
   Other                                          425,896            684,475

Accrued interest payable                          714,697            805,753

Unearned lease income                           1,422,852            943,419
                                          ----------------  -----------------
                                               90,110,516         92,745,656

Partners' capital (deficit):
     General Partner                           (1,514,601)          (717,165)
     Limited Partners                         102,828,385        120,428,411
                                          ----------------  -----------------
Total partners' capital                       101,313,784        119,711,246
                                          ----------------  -----------------
Total liabilities and partners' capital     $ 191,424,300       $212,456,902
                                          ================  =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                             1999             1998               1997
                                                             ----             ----               ----
Revenues:
Leasing activities:
   Operating leases                                        $ 36,784,290     $ 33,655,697        $ 7,139,544
   Direct financing leases                                    1,852,614        1,532,235            171,026
   Leveraged leases                                             143,488          131,515                  -
   Gain on sales of assets                                      784,853        1,795,336              3,752
Interest income                                                  49,225           67,313             56,642
Other                                                            20,301           12,994              3,017
                                                       ----------------- ----------------  -----------------
                                                             39,634,771       37,195,090          7,373,981

Expenses:

Depreciation and amortization                                24,868,782       22,861,169          5,847,827
Interest                                                      6,082,904        5,473,480            714,701
Provision for losses and impairments                          6,054,134           56,955             74,277
Equipment and incentive management fees to affiliates         1,892,306        1,559,090            358,846
Other                                                         1,467,738          756,971            380,821
Provision for doubtful accounts                                 724,9                  -                 -
Administrative cost reimbursements to General Partner           556,577        1,056,746            645,437
Professional fees                                               146,794          151,183             90,305
                                                       ----------------- ----------------  -----------------
                                                             41,794,141       31,915,594          8,112,214
                                                       ----------------- ----------------  -----------------
Net (loss) income                                          $ (2,159,370)     $ 5,279,496         $ (738,233)
                                                       ================= ================  =================

Net (loss) income:
   General Partner                                            $ 463,626        $ 395,962          $ (55,367)
   Limited Partners                                          (2,622,996)       4,883,534           (682,866)
                                                       ----------------- ----------------  -----------------
                                                           $ (2,159,370)     $ 5,279,496         $ (738,233)
                                                       ================= ================  =================

Net (loss) income per Limited Partnership unit                  $ (0.17)          $ 0.46            $ (0.20)

Weighted average number of units outstanding                 14,996,050       10,729,510          3,380,442



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                             Limited Partners               General
                                                          Units            Amount           Partner            Total
                                                          -----            ------           -------            -----
Balance December 31, 1996                                         50             $ 500            $ 100              $ 600

Capital contributions received                             6,716,846        67,168,460                -         67,168,460
Less selling commissions paid to affiliates                                 (6,381,004)               -         (6,381,004)
Other syndication costs paid to affiliates                                  (3,272,580)               -         (3,272,580)
Distributions to Limited Partners ($0.79 per Unit)                          (2,684,635)               -         (2,684,635)
Distributions to General Partner                                                     -         (192,194)          (192,194)
Net loss                                                                      (682,866)         (55,367)          (738,233)
                                                     ---------------- ----------------- ----------------  -----------------
Balance December 31, 1997                                  6,716,896        54,147,875         (247,461)        53,900,414
Capital contributions received                             8,283,154        82,831,540                -         82,831,540
Less selling commissions paid to affiliates                                 (7,868,996)               -         (7,868,996)
Other syndication costs paid to affiliates                                  (3,727,420)               -         (3,727,420)
Recission of investment                                       (4,000)          (40,000)               -            (40,000)
Distributions to Limited Partners ($0.91 per Unit)                          (9,798,122)               -         (9,798,122)
Distributions to General Partner                                                     -         (865,666)          (865,666)
Net income                                                                   4,883,534          395,962          5,279,496
                                                     ---------------- ----------------- ----------------  -----------------
Balance December 31, 1998                                 14,996,050       120,428,411         (717,165)       119,711,246
Distributions to Limited Partners ($1.00 per Unit)                         (14,977,030)               -        (14,977,030)
Distributions to General Partner                                                     -       (1,261,062)        (1,261,062)
Net (loss) income                                                           (2,622,996)         463,626         (2,159,370)
                                                     ---------------- ----------------- ----------------  -----------------
Balance December 31, 1999                                 14,996,050     $ 102,828,385     $ (1,514,601)      $101,313,784
                                                     ================ ================= ================  =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999             1998               1997
                                                                         ----             ----               ----
Operating activities:
Net (loss) income                                                      $ (2,159,370)     $ 5,279,496         $ (738,233)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
     Leveraged lease income                                                (143,488)        (131,515)                 -
     Depreciation and amortization                                       24,868,782       22,861,169          5,847,827
     Provision for losses and impairments                                 6,054,134           56,955             74,277
     Provision for doubtful accounts                                        724,906                -                  -
     Gain on sales of assets                                               (784,853)      (1,795,336)            (3,752)
     Changes in operating assets and liabilities:
         Accounts receivable                                                 29,875       (5,463,667)          (917,219)
         Other assets                                                        39,996           29,997           (200,000)
         Accounts payable, General Partner                                1,057,696           43,699            334,256
         Accounts payable, other                                           (258,579)         148,854            535,621
         Accrued interest payable                                           (91,056)         608,089            197,664
         Unearned lease income                                              479,433           12,422            930,997
                                                                   ----------------- ----------------  -----------------
Net cash provided by operating activities                                29,817,476       21,650,163          6,061,438
                                                                   ----------------- ----------------  -----------------

Investing activities:
Purchases of equipment on operating leases                             (13,793,316)     (120,126,565)       (89,242,615)
Purchases of equipment on direct financing leases                         (860,492)      (10,800,420)       (16,841,671)
Purchases of equipment on leveraged leases                                                -                 - (1,449,068)
Reduction of net investment in direct financing leases                    3,406,564        2,345,113            232,472
Proceeds from sales of assets                                             2,469,199        4,742,122            130,413
Initial direct lease costs                                                 (880,362)        (196,646)           (32,744)
                                                                   ----------------- ----------------  -----------------
Net cash used in investing activities                                    (9,658,407)    (124,036,396)      (107,203,213)
                                                                   ----------------- ----------------  -----------------

Financing activities:
Distributions to Limited Partners                                       (14,977,030)      (9,798,122)        (2,684,635)
Distributions to General Partner                                         (1,261,062)        (865,666)          (192,194)
Borrowings under line of credit                                          15,822,824       53,029,261         59,174,080
Repayments of borrowings under line of credit                           (16,454,531)     (81,638,014)       (18,783,620)
Proceeds of long-term debt                                                9,000,000       66,770,000                  -
Repayments of long-term debt                                            (17,372,000)      (5,217,000)                 -
Proceeds of non-recourse debt                                             9,520,748       11,165,217          8,324,416
Repayments of non-recourse debt                                          (4,339,675)      (2,693,244)          (197,042)
Capital contributions received                                                    -       82,831,540         67,168,460
Payment of selling commissions and other syndication
   costs to General Partner                                                       -      (11,596,416)        (9,653,584)
Recission of investment                                                           -          (40,000)                 -
                                                                   ----------------- ----------------  -----------------
Net cash (used in) provided by financing activities                     (20,060,726)     101,947,556        103,155,881
                                                                   ----------------- ----------------  -----------------

Net increase (decrease) in cash and cash equivalents                         98,343         (438,677)         2,014,106
Cash and cash equivalents at beginning of period                          1,576,029        2,014,706                600
                                                                   ----------------- ----------------  -----------------
Cash and cash equivalents at end of period                              $ 1,674,372      $ 1,576,029        $ 2,014,706
                                                                   ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         1999             1998               1997
                                                                         ----             ----               ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                  $ 6,173,960      $ 4,865,391          $ 517,037
                                                                   ================= ================  =================


























                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 1999


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Partnership), was formed under the laws of the State of California on May 17, 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Corporation (ATEL).

The Partnership, or the General Partner on behalf of the Partnership, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Partnership is limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from six months to eleven years.

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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


2.  Summary of significant accounting policies (continued):

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                    1999             1998
                                                    ----             ----
     Financial statement basis of net assets     $ 101,313,784    $ 119,711,246
     Tax basis of net assets                        54,867,781      102,049,780
                                              ----------------- ----------------
     Difference                                   $ 46,446,003     $ 17,661,466
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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                        1999             1998               1997
                                                        ----             ----               ----
    Net (loss) income per financial statements        $ (2,159,370)     $ 5,279,496         $ (738,233)
    Adjustment to depreciation expense                 (38,503,336)     (34,679,816)        (6,820,550)
    Adjustments to lease revenues                        3,664,666        2,840,660           (382,993)
    Provision for losses                                 6,054,134           56,955             74,277
                                                  ----------------- ----------------  -----------------
    Net loss per federal tax return                  $ (30,943,906)    $(26,502,705)      $ (7,867,499)
                                                  ================= ================  =================

Reclassifications:

Certain  1998   balances  have  been   reclassified   to  conform  to  the  1999
presentation.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


2.  Summary of significant accounting policies (continued):

Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 1999, 1998 and 1997.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Reserve for losses and impairments:

The Partnership maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The General Partner's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the General Partner believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Partnership. It is the Partnership's policy to charge off amounts which, in the opinion of the General Partner, are not recoverable from lessees or the disposition of the collateral. See Note 11.


3.  Investments in equipment and leases:

As of December 31, 1999, the Partnership's investments in equipment and leases consist of the following:

                                                                               Depreciation
                                                                                Expense or        Reclass-
                                           December 31,                        Amortization     ifications or    December 31,
                                                1998           Additions        of Leases       Dispositions           1999
                                                ----           ---------        ---------       ------------           ----
Net investment in operating leases            $177,401,763     $ 13,793,316     $ (24,532,198)    $ (1,691,209)      $164,971,672
Net investment in direct financing
   leases                                       25,063,961          860,492        (3,406,564)        (129,262)        22,388,627
Net investment in leveraged leases               1,580,583                -           143,488                -          1,724,071
Reserve for losses and impairments                (131,232)      (6,054,134)                -                -         (6,185,366)
Assets held for sale or lease                      355,633                -                 -          136,125            491,758
Initial direct costs, net of
   accumulated amortization of
   $344,698 in 1999 and $170,114 in 1998            59,276          880,362          (336,584)               -            603,054
                                           ---------------- ---------------- ----------------- ----------------  -----------------
                                              $204,329,984      $ 9,480,036     $ (28,131,858)    $ (1,684,346)      $183,993,816
                                           ================ ================ ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


3.  Investments in equipment and leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1998, additions and dispositions during 1999 and as of December 31, 1999:

                                                                     Reclass-
                               December 31,                        ifications or    December 31,
                                    1998           Additions       Dispositions           1999
                                    ----           ---------       ------------           ----
Transportation                   $ 101,572,089          $ 29,409     $ (1,017,411)      $100,584,087
Marine vessels / barges             27,609,897                 -                -         27,609,897
Construction                        20,394,865         2,922,698         (315,000)        23,002,563
Manufacturing                       19,024,335         3,529,547          (45,876)        22,508,006
Office automation                   10,098,613         1,249,375         (247,445)        11,100,543
Other                                8,886,794           416,571       (1,447,635)         7,855,730
Mining                               8,536,249                 -                -          8,536,249
Materials handling                   4,532,911         1,554,400         (179,787)         5,907,524
Communications                       3,701,246         4,091,316          (51,576)         7,740,986
                               ---------------- ----------------- ----------------  -----------------
                                   204,356,999        13,793,316       (3,304,730)       214,845,585
Less accumulated depreciation      (26,955,236)      (24,532,198)       1,613,521        (49,873,913)
                               ---------------- ----------------- ----------------  -----------------
                                 $ 177,401,763     $ (10,738,882)    $ (1,691,209)      $164,971,672
                               ================ ================= ================  =================

Direct financing leases:

As of December 31, 1999, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1999 and 1998:

                                                                    1999             1998
                                                                    ----             ----
Total minimum lease payments receivable                           $ 20,333,222     $ 24,791,553
Estimated residual values of leased equipment (unguaranteed)         8,775,528        8,774,768
                                                              ----------------- ----------------
Investment in direct financing leases                               29,108,750       33,566,321
Less unearned income                                                (6,720,123)      (8,502,360)
                                                              ----------------- ----------------
Net investment in direct financing leases                         $ 22,388,627     $ 25,063,961
                                                              ================= ================

All of the property on leases was acquired in 1999, 1998 and 1997.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


3.  Investments in equipment and leases (continued):

At December 31, 1999, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                                   Direct
           Year ending        Operating        Financing
           December 31,        Leases           Leases            Total
           ------------        ------           ------            -----
                    2000       $36,863,372      $ 4,688,888      $ 41,552,260
                    2001        29,459,908        4,467,049        33,926,957
                    2002        21,271,696        3,519,696        24,791,392
                    2003        12,349,254        2,252,958        14,602,212
                    2004         8,008,636        2,006,916        10,015,552
              Thereafter         7,593,962        3,397,715        10,991,677
                           ---------------- ---------------- -----------------
                              $115,546,828     $ 20,333,222     $ 135,880,050
                           ================ ================ =================

Leveraged leases:

As of December 31, 1999, investment in leveraged leases consists of railroad box cars. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1999 and 1998:

                                                   1999             1998
Aggregate rentals receivable                      $ 1,291,272      $ 1,499,042
Less aggregate principal and interest payable
   on non-recourse loans                           (1,083,503)      (1,291,273)
Estimated residual value of leased assets           1,672,855        1,672,855
Less unearned income                                 (156,553)        (300,041)
                                             ----------------- ----------------
Net investment in leveraged leases                $ 1,724,071      $ 1,580,583
                                             ================= ================

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

                     Balance 12/31/96             $         -
                     Provision                         74,277
                                              ----------------
                     Balance 12/31/97                  74,277
                     Provision                         56,955
                                              ----------------
                     Balance 12/31/98                 131,232
                     Provision                      6,054,134
                                              ----------------
                     Balance 12/31/99             $ 6,185,366
                                              ================

At December 31, 1999, there were no commitments to purchase lease assets.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.1% to 16.9%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1999, the carrying value of the pledged assets is approximately $37,962,776. The notes mature from 2000 through 2008.

Future minimum payments of non-recourse debt are as follows:

         Year ending
         December 31,       Principal        Interest           Total
                  2000       $ 5,593,849      $ 1,882,038       $ 7,475,887
                  2001         6,244,536        1,360,960         7,605,496
                  2002         6,129,675          778,708         6,908,383
                  2003         3,175,482          250,880         3,426,362
                  2004           203,561           38,209           241,770
            Thereafter           433,317           40,374           473,691
                         ---------------- ---------------- -----------------
                             $21,780,420      $ 4,351,169      $ 26,131,589
                         ================ ================ =================


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (6.2476% at December 31, 1999).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 1999, the Partnership receives or pays interest on a notional principal of $53,181,000, based on the difference between nominal rates ranging from 5.55% to 6.22% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 1999


5.  Other long-term debt (continued):

 Borrowings under the Program are as follows:
                                                               Variable Interest
                  Original         Balance        Rate on           Rate at
                   Amount        December 31,   Interest Swap     December 31,
 Date Borrowed    Borrowed           1999         Agreement           1999
 -------------    --------           ----         ---------           ----
    4/1/98       $21,770,000     $ 14,039,000       6.220%           6.2476%
    7/1/98        25,000,000       16,120,000       6.155%           6.2476%
   10/1/98        20,000,000       15,306,000       5.550%           6.2476%
   4/16/99         9,000,000        7,716,000       5.890%           6.2476%
               -------------- ----------------
                 $75,770,000     $ 53,181,000
               ============== ================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

         Year ending
         December 31,        Principal        Interest           Total
                             ---------        --------           -----
                   2000       $16,760,000      $ 2,664,354      $ 19,424,354
                   2001        12,868,000        1,752,333        14,620,333
                   2002        10,269,000        1,069,178        11,338,178
                   2003         5,365,000          619,417         5,984,417
                   2004         3,603,000          363,580         3,966,580
             Thereafter         4,316,000          266,803         4,582,803
                          ---------------- ---------------- -----------------
                              $53,181,000      $ 6,735,665      $ 59,916,665
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

                                December 31, 1999


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 1999, 1998 and 1997:

                                                                                      1999            1998            1997
                                                                                      ----            ----            ----
Incentive  management  fees  (computed  as 4.0% of  distributions  of cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                   $ 1,892,306     $ 1,559,090       $ 358,846


Administrative cost reimbursements to General Partner                                  556,577       1,056,746         645,437

Selling  commissions  (equal  to  9.5%  of the  selling  price  of  the  Limited
Partnership units, deduc-ed from 7,868,996artners' c6,381,004

Reimbursement of other syndication costs                                                     -       3,727,420       3,272,580
                                                                                --------------- --------------- ---------------
                                                                                   $ 2,448,883    $ 14,212,252    $ 10,657,867
                                                                                =============== =============== ===============

The General Partner or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equip-
ment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to the General Partner or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Agreement of Limited Partnership; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by the General Partner or Affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to the General Partner or its Affiliate apart from the compensation otherwise permitted by the Agreement of Limited Partnership; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Partnership.


7.  Partners' capital:

As of  December  31,  1999,  14,996,050  Units  ($149,960,050)  were  issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners.

The Partnership Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


7.  Partners' capital (continued):

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

An additional allocation of income has been made to the General Partner. The amount allocated was determined so as to bring the General Partner's ending capital account balance to the amount of capital contributions that the General Partner will be required to make in a future period.


8.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1999, 1998 and 1997 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                       1999              1998             1997
                                       ----              ----             ----
     Transportation, rail               19%              27%               15%
     Municipalities                     15%              16%               26%
     Electronics                        12%               *                15%
     Transportation, other               *               16%               18%

                      *  Less than 10%

During 1999, one customer comprised 10% of the Partnership's revenues from leases. During 1998, two customers comprised 17% and 10% of the Partnership's revenues from leases. During 1997, two customers comprised 24% and 15% of the Partnership's revenues from leases.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


9.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

During 1999, the Partnership borrowed $15,822,824 under the line of credit. Repayments on the line of credit were $16,454,531 during 1999 and $11,150,000 remained outstanding as of December 31, 1999. At December 31, 1999, the rates on such borrowings varied from 7.71% to 7.75%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1999 is $21,807,379.

Other long-term debt:

The fair value of the Partnership's other long-term debt is estimated using discounted cash flow analyses, based on the Partnership's current variable borrowing rate for the facility. The estimated fair value of the other long-term debt at December 31, 1999 is $53,354,679.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. The carrying amounts of the interest rate swaps approximate fair value at December 31, 1999.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


11.  Provision for losses and impairments:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership has determined that the assets under operating leases with a net book value of $8,048,095 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership has estimated that the proceeds from the future sales of those assets which were financed with non-recourse debt will not be sufficient to satisfy the non-recourse lender. The debt balance was $2,056,474 at December 31, 1999. As result, the Partnership has fully reserved for those assets as of December 31, 1999. The portion of the assets not financed with non-recourse debt have been written down to their expected net realizable value as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets, the Partnership expects to report a gain on the sale of the assets, an extraordinary gain on the extinguishment of the debt or a combination of the two totaling $2,056,474.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

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

Paritosh K. Choksi           Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

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

Barbara F. Medwadowski       Vice President - Syndication of ALC

James A. Kamradt             Director of Pricing and Syndication of ALC

Thomas D. Sbordone           Senior Vice President - Marketing of ALC

Russell H. Wilder            Vice President - Credit of AEC

John P. Scarcella            Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and their Affiliates. The amount of such remuneration paid through December 31, 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

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

Incentive Management Fees

As compensation for its service rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervision the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue service filings, returns and reports, the General Partner is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter.

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

Equipment Resale Fees

As compensation for service rendered in connection with the sale of equipment, the General Partner shall be entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such service. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the Limited Partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing service, the General Partner is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such service relating to comparable equipment, whichever is less, derived from the re-lease provide that (i) the General Partner or their affiliates have and will maintain adequate staff to render such service to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) the General Partner or its affiliates have rendered substantial re-leasing service in connection with such re-lease and (iv) the General Partner or its affiliates are compensated for rendering equipment management service. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the general partner. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 1999, 1998 and 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

            (1)                 (2)                               (3)                           (4)
                                Name and Address of               Amount and Nature of        Percent
       Title of Class             Beneficial Owner                Beneficial Ownership        of Class
       --------------             ----------------                --------------------        --------

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 6 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:
                             Report of Independent Auditors
                             Balance Sheets at December 31, 1999, 1998 and 1997
                             Statement  of   Operations   for  the  years  ended
                                December  31,  1999,  1998 and 1997
                             Statements  of Changes in  Partners'  Capital  for
                                the years ended December 31, 1999, 1998 and 199
                             Statement of Cash Flows for the years ended
                                December 31, 1999,  1998 and 1997
                             Notes to Financial Statements

                         2.  Financial Statement Schedules
                             Allschedules  for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         (b) Reports on Form 8-K for the fourth quarter of 1999
                             None

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



                      Date:  3/22/2000

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


         SIGNATURE                 CAPACITIES                            DATE



     /s/ A. J. Batt        President, Chairman and Chief               3/22/2000
-------------------------   Executive officer of ATEL Financial
       A. J. Batt           Corporation



      /s/ Dean Cash        Executive Vice President and director       3/22/2000
-------------------------   of ATEL Financial Corporation
        Dean Cash



 /s/ Paritosh K. Choksi    Principal financial officer of              3/22/2000
-------------------------   registrant; principal financial officer
   Paritosh K. Choksi       and director of ATEL Financial
                            Corporation



 /s/ Donald E. Carpenter   Principal accounting officer of             3/22/2000
-------------------------   registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Corporation






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