Form 10-Q
period 2000-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2000-05-12
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended March 31, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                            2000              1999
                                                            ----              ----
Cash and cash equivalents                                  $ 2,725,991        $ 1,674,372
Accounts receivable, net of allowance for doubtful
     accounts of $724,906 in 2000 and in 1999                5,507,627          5,626,105
Other assets                                                   120,008            130,007
Investments in leases                                      175,803,792        183,993,816
                                                      ----------------- ------------------
Total assets                                              $184,157,418       $191,424,300
                                                      ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                             $2,050,000        $11,150,000
Non-recourse debt                                           20,383,608         21,780,420
Other long-term debt                                        57,077,000         53,181,000

Accounts payable:
   General Partner                                             476,766          1,435,651
   Other                                                       722,162            425,896

Accrued interest expense                                       566,610            714,697
Unearned operating lease income                              1,399,707          1,422,852
                                                      ----------------- ------------------
Total liabilities                                           82,675,853         90,110,516
Partners' capital:
     General Partner                                        (1,514,601)        (1,514,601)
     Limited Partners                                      102,996,166        102,828,385
                                                      ----------------- ------------------
Total partners' capital                                    101,481,565        101,313,784
                                                      ----------------- ------------------
Total liabilities and partners' capital                   $184,157,418       $191,424,300
                                                      ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                2000              1999
                                                                ----              ----
Revenues:
   Leasing activities:
      Operating leases                                         $ 9,978,190        $ 9,015,109
      Direct financing leases                                      197,918            494,423
      Leveraged leases                                             195,693             35,872
      Gain on sales of assets                                      686,551            717,597
Interest                                                            13,208             12,655
Other                                                                5,535              3,872
                                                          ----------------- ------------------
                                                                11,077,095         10,279,528
Expenses:
Depreciation and amortization                                    4,504,188          5,986,237
Interest expense                                                 1,434,395          1,510,812
Equipment and incentive management fees to General Partner         540,844            493,154
Other                                                              237,000            356,304
Administrative cost reimbursements to General Partner              123,850             78,213
Professional fees                                                   19,416             38,381
                                                          ----------------- ------------------
                                                                 6,859,693          8,463,101
                                                          ----------------- ------------------
Net income                                                     $ 4,217,402        $ 1,816,427
                                                          ================= ==================

Net income:
   General Partner                                               $ 300,664          $ 136,232
   Limited Partners                                              3,916,738          1,680,195
                                                          ----------------- ------------------
                                                               $ 4,217,402        $ 1,816,427
                                                          ================= ==================

Net income per Limited Partnership Unit                             $ 0.26             $ 0.11
Weighted average number of Units outstanding                    14,996,050         14,996,050

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2000
                                   (Unaudited)

                                            Limited Partners       General
                                Units             Amount           Partner             Total

Balance December 31, 1999        14,996,050      $102,828,385       $(1,514,601)      $101,313,784
Distributions to partners                          (3,748,957)         (300,664)        (4,049,621)
Net income                                          3,916,738           300,664          4,217,402
                           ----------------- ----------------- ----------------- ------------------
Balance March 31, 2000           14,996,050      $102,996,166       $(1,514,601)      $101,481,565
                           ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999

                                                             2000              1999
                                                             ----              ----
Operating activities:
Net income                                                  $ 4,217,402        $ 1,816,427
Adjustments to reconcile net income to cash provided by
   operating activities:
   Leveraged lease income                                      (195,693)           (35,872)
   Gain on sales of assets                                     (686,551)          (717,597)
   Depreciation and amortization                              4,504,188          5,986,237
   Changes in operating assets and liabilities:
      Accounts receivable                                       118,478          1,533,039
      Other assets                                                9,999              9,999
      Accounts payable, General Partner                        (958,885)          (137,904)
      Accounts payable, other                                   296,266            134,161
      Accrued interest expense                                 (148,087)           184,775
      Unearned lease income                                     (23,145)           616,579
                                                       ----------------- ------------------
Net cash provided by operations                               7,133,972          9,389,844
                                                       ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                 3,543,679          2,042,143
Reduction of net investment in direct financing leases        1,024,401            414,151
Purchases of equipment on operating leases                            -         (4,572,733)
Purchases of equipment on direct financing leases                     -           (555,188)
                                                       ----------------- ------------------
Net cash provided by (used in) investing activities           4,568,080         (2,671,627)
                                                       ----------------- ------------------

Financing activities:
Proceeds of other long-term debt                             11,700,000                  -
Repayments of other long-term debt                           (7,804,000)        (5,570,000)
Repayments of borrowings under line of credit                (9,100,000)          (281,707)
Borrowings under line of credit                                       -          3,172,824
Repayments of non-recourse debt                              (1,396,812)          (921,063)
Distributions to limited partners                            (3,748,957)        (3,723,845)
Distributions to general partner                               (300,664)          (315,517)
                                                       ----------------- ------------------
Net cash used in financing activities                       (10,650,433)        (7,639,308)
                                                       ----------------- ------------------

Net increase (decrease) in cash and cash equivalents          1,051,619           (921,091)

Cash and cash equivalents at beginning of period              1,674,372          1,576,029
                                                       ----------------- ------------------
Cash and cash equivalents at end of period                  $ 2,725,991          $ 654,938
                                                       ================= ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,582,482        $ 1,326,037
                                                       ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                               Balance         Expense and        Reclassi-           Balance
                                                             December 31,      Amortization     fications and        March 31,
                                                                 1999           of Leases        Dispositions          2000
                                                                 ----           ---------      - -------------         ----
Net investment in operating leases                             $164,971,672        (4,458,351)       $ (717,188)      $159,796,133
Net investment in direct financing leases                        22,388,627        (1,024,401)          (24,440)        21,339,786
Net investment in leveraged leases                                1,724,071           195,693        (1,919,764)                 -
Assets held for sale or lease                                       491,758                 -          (195,736)           296,022
Reserve for losses                                               (6,185,366)                -                 -         (6,185,366)
Initial direct costs, net of accumulated amortization               603,054           (45,837)                -            557,217
                                                           ----------------- ----------------- ----------------- ------------------
                                                               $183,993,816       $(5,332,896)      $(2,857,128)      $175,803,792
                                                           ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                            Reclassi-           Balance
                                December 31,                       fications and        March 31,
                                    1999          Depreciation      Dispositions          2000
                                    ----          ------------      ------------          ----
Transportation                    $100,584,087                         $ 3,575,639       $104,159,726
Marine vessels/barges               27,609,897                            (333,418)        27,276,479
Construction                        23,002,563                                   -         23,002,563
Manufacturing                       22,508,006                                   -         22,508,006
Office automation                   11,100,543                                   -         11,100,543
Mining                               8,536,249                                   -          8,536,249
Other                                7,855,730                          (1,589,844)         6,265,886
Communications                       7,740,986                          (3,235,940)         4,505,046
Materials handling                   5,907,524                             (95,598)         5,811,926
                              ----------------- ----------------- ----------------- ------------------
                                   214,845,585                          (1,679,161)       213,166,424
Less accumulated depreciation      (49,873,913)      $(4,458,351)          961,973        (53,370,291)
                              ----------------- ----------------- ----------------- ------------------
                                  $164,971,672       $(4,458,351)       $ (717,188)      $159,796,133
                              ================= ================= ================= ==================

All of the property on leases was acquired in 1997, 1998 and 1999.

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
            Year ending     Operating         Financing
           December 31,       Leases            Leases            Total
           ------------       ------            ------            -----
                   2000      $ 25,490,161       $ 3,466,864      $ 28,957,025
                   2001        29,668,443         4,467,049        34,135,492
                   2002        21,472,287         3,519,696        24,991,983
                   2003        12,544,345         2,252,958        14,797,303
                   2004         8,203,227         2,006,916        10,210,143
             Thereafter         7,653,203         3,397,018        11,050,221
                         ----------------- ----------------- -----------------
                             $105,031,666      $ 19,110,501      $124,142,167
                         ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.1% to 16.9%.

Future minimum payments of non-recourse debt are as follows:

       Year ending
      December 31,        Principal          Interest           Total
      ------------        ---------          --------           -----
                 2000       $ 4,197,037       $ 1,409,878       $ 5,606,915
                 2001         6,244,536         1,360,960         7,605,496
                 2002         6,129,675           778,708         6,908,383
                 2003         3,175,482           250,880         3,426,362
                 2004           203,561            38,209           241,770
           Thereafter           433,317            40,374           473,691
                       ----------------- ----------------- -----------------
                           $ 20,383,608       $ 3,879,009      $ 24,262,617
                       ================= ================= =================


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (6.0571% at March 31, 2000).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2000, the Partnership receives or pays interest on a notional principal of $55,983,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:

                          Original           Balance           Rate on
                           Amount            March 31,      Interest Swap
          Date Borrowed   Borrowed             2000           Agreement
          -------------   --------             ----           ---------
           4/1/1998        $ 21,770,000      $ 12,021,000       6.22%
           7/1/1998        $ 25,000,000      $ 14,318,000       5.75%
           10/1/1998       $ 20,000,000      $ 14,403,000       5.55%
           4/16/1999       $ 20,000,000       $ 4,904,000       5.89%
           1/26/2000       $ 11,700,000      $ 11,431,000       7.58%
                      ------------------ -----------------
                           $ 98,470,000      $ 57,077,000
                      ================== =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

         Year ending
        December 31,        Principal          Interest           Total
        ------------        ---------          --------           -----
            2000             $ 12,200,000       $ 2,465,753      $ 14,665,753
            2001               13,724,000         2,410,467        16,134,467
            2002               11,131,000         1,640,179        12,771,179
            2003                7,200,000         1,075,640         8,275,640
            2004                5,422,000           676,854         6,098,854
         Thereafter             7,400,000           701,275         8,101,275
                         ----------------- ----------------- -----------------
                             $ 57,077,000       $ 8,970,168      $ 66,047,168
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

                                 MARCH 31, 2000
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2000              1999
                                                                                      ----              ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                       $ 540,844         $ 493,154

Administrative costs reimbursed to General Partner                                       123,850             78,213

Selling  commissions  (equal  to  9.5%  of the  selling  price  of  the  Limited
Partnership units, deducted from Limited Partners' capital)                                    -          1,478,874

Reimbursement of other syndication costs                                                       -            802,670
                                                                                ----------------- ------------------
                                                                                       $ 664,694        $ 2,852,911
                                                                                ================= ==================


7. Partner's capital:

As  of  March  31,   2000,14,996,050   Units   ($149,960,500)  were  issued  and
outstanding.

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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

At March 31, 2000, the Partnership had $2,050,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During the first quarter of 2000 and 1999, the Partnership's primary activity was engaging in equipment leasing activities.

In 2000 and 1999, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The Partnership participates with the General Partner and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2000. From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2000.

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

Cash Flows

In 2000 and 1999, the primary source of liquidity was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

In the first quarter of 2000 and 1999, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases. In 2000, proceeds from sales of lease assets increased significantly compared to 1999. Proceeds from such sales are not expected to be consistent from one year to another. In 1999 the primary investing use of cash was the purchase of assets on operating leases.

In 2000, the only source of cash from operating activities was proceeds of other long-term debt. In 1999, the only source of cash from investing activities was borrowings under the line of credit.


Results of operations

Operations resulted in a net income of $1,816,427 in 1999 compared to $4,217,402 in the same period in 2000. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense have increased over the last year as a result of asset acquisitions.

Gains recognized on sales of assets have decreased by $31,046 compared to 1999. Although the change was small, such gains are not expected to be consistent from one period to another.

Equipment management fees are based on the Partnership's rental revenues and have increased in relation to increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Such distributions have increased slightly compared to the prior year.

Interest expense in the first quarter of 1998 relates primarily to the borrowings under the line of credit. Total borrowings have increased from $86,334,108 at March 31, 1999 to $79,510,608 at March 31, 2000. This decrease has caused the decrease of $76,417 in interest expense compared to 1999.

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

         Inapplicable.

Item 5. Other Information.

Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance  Sheets,  March 31,  2000 and  December  31,
                              1999.

                            Income  statements for the three month periods ended
                              March 31, 2000 and 1999.

                            Statement  of changes in  partners'  capital for the
                              three months ended March 31, 2000.

                            Statements of cash flows for the three month periods
                              ended March 31, 2000 and 1999.

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

Date:
May 12, 2000

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