Form 10-Q
period 2000-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2000-08-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended June 30, 2000

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


                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                 2000               1999
                                                 ----               ----
Cash and cash equivalents                        $ 3,188,917        $ 1,674,372

Accounts receivable                                7,412,271          5,626,105

Other assets                                         110,009            130,007

Investments in leases                            164,233,222        183,993,816
                                           ------------------ ------------------
Total assets                                    $174,944,419      $ 191,424,300
                                           ================== ==================


                       LIABILITIES AND PARTNERS' CAPITAL




Long-term debt                                   $53,074,000       $ 53,181,000

Non-recourse debt                                 18,662,463         21,780,420

Lines of credit                                    2,050,000         11,150,000

Accounts payable:
   General Partner                                   799,931          1,435,651
   Other                                           1,269,406            425,896

Accrued interest payable                             431,430            714,697

Unearned operating lease income                    1,313,301          1,422,852
                                           ------------------ ------------------
Total liabilities                                 77,600,531         90,110,516
Partners' capital:
     General Partner                              (1,514,601)        (1,514,601)
     Limited Partners                             98,858,489        102,828,385
                                           ------------------ ------------------
Total partners' capital                           97,343,888        101,313,784
                                           ------------------ ------------------
Total liabilities and partners' capital         $174,944,419      $ 191,424,300
                                           ================== ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                              2000               1999              2000               1999
                                                              ----               ----              ----               ----
Revenues:
Leasing activities:
   Operating leases                                          $20,792,446        $18,050,016        $10,814,256        $ 9,034,907
   Direct financing                                              610,067            976,134            412,149            481,711
   Leveraged leases                                              195,693             71,744                  -             35,872
Gain on sales of assets                                          250,312            747,194           (436,239)            29,597
Interest                                                          36,938             33,904             23,730             21,249
Other                                                             36,997             12,805             31,462              8,933
                                                        -----------------  ----------------- ------------------ ------------------
                                                              21,922,453         19,891,797         10,845,358          9,612,269
Expenses:
Depreciation                                                  13,252,126         12,164,056          8,747,938          6,177,819
Interest expense                                               2,826,516          3,102,801          1,392,121          1,591,989
Equipment and incentive management fees to
   General Partner                                               878,788            884,588            337,944            391,434
Other                                                            450,674            695,398            213,674            339,094
Administrative cost reimbursements to General
   Partner                                                       304,605            250,078            180,755            171,865
Professional fees                                                 76,944            119,416             57,528             81,035
                                                        -----------------  ----------------- ------------------ ------------------
                                                              17,789,653         17,216,337         10,929,960          8,753,236
                                                        -----------------  ----------------- ------------------ ------------------
Net income (loss)                                            $ 4,132,800        $ 2,675,460          $ (84,602)         $ 859,033
                                                        =================  ================= ================== ==================

Net income (loss):
   General Partner                                             $ 604,645          $ 200,660          $ 303,981           $ 64,427
   Limited Partners                                            3,528,155          2,474,800           (388,583)           794,606
                                                        -----------------  ----------------- ------------------ ------------------
                                                             $ 4,132,800        $ 2,675,460          $ (84,602)         $ 859,033
                                                        =================  ================= ================== ==================

Net income (loss) per Limited Partnership Unit                     $0.24              $0.17             ($0.03)             $0.05
Weighted average number of Units outstanding                  14,996,050         14,996,050         14,996,050         14,996,050


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)

                                            Limited Partners        General
                               Units              Amount            Partner             Total

Balance December 31, 1999       14,996,050        102,828,385        $(1,514,601)     $ 101,313,784
Distributions to partners                          (7,498,051)          (604,645)        (8,102,696)
Net income                                          3,528,155            604,645          4,132,800
                          -----------------  ----------------- ------------------ ------------------
Balance June 30, 2000           14,996,050        $98,858,489        $(1,514,601)      $ 97,343,888
                          =================  ================= ================== ==================

                             See accompanying notes.


                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
Operating activities:                                         2000               1999              2000               1999
                                                              ----               ----              ----               ----
Net income (loss)                                             $4,132,800         $2,675,460           ($84,602)         $ 859,033
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Leveraged lease income                                       (195,693)           (71,744)                 -            (35,872)
   Depreciation                                               13,252,126         12,164,056          8,747,938          6,177,819
   Gain on sales of assets                                      (250,312)          (747,194)           436,239            (29,597)
   Changes in operating assets and liabilities:
      Accounts receivable                                     (1,786,166)         2,407,278         (1,904,644)           874,239
      Other assets                                                19,998             19,998              9,999              9,999
      Accounts payable, General Partner                         (635,720)           (39,118)           323,165             98,786
      Accounts payable, other                                    843,510           (250,984)           547,244           (385,145)
      Accrued interest expense                                  (283,267)          (243,252)          (135,180)          (428,027)
      Unearned lease income                                     (109,551)           243,228            (86,406)          (373,351)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash provided by operations                               14,987,725         16,157,728          7,853,753          6,767,884
                                                        -----------------  ----------------- ------------------ ------------------

Investing activities:
Proceeds from sales of assets                                  4,368,359          1,273,870            824,680           (768,273)
Reduction in net investment in direct financing
   leases                                                      2,586,114          1,742,303          1,561,713          1,328,152
Purchases of equipment on operating leases                             -         (4,692,878)                 -           (120,145)
Purchases of equipment on direct financing
   leases                                                              -           (777,942)                 -           (222,754)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash (used in) provided by investing
   activities                                                  6,954,473         (2,454,647)         2,386,393            216,980
                                                        =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                              2000               1999              2000               1999
                                                              ----               ----              ----               ----
Financing activities:
Distributions to partners                                     (8,102,696)        (8,104,753)        (4,053,075)        (4,065,391)
Proceeds of long-term debt                                    11,700,000          9,000,000                  -          9,000,000
Repayments of long-term debt                                 (11,807,000)        (9,270,000)        (4,003,000)        (3,700,000)
Repayments of borrowings under line of credit                 (9,100,000)       (16,454,531)                 -        (16,172,824)
Borrowings under line of credit                                        -          4,672,824                  -          1,500,000
Repayments of non-recourse debt                               (3,117,957)        (2,230,218)        (1,721,145)        (1,309,155)
Proceeds of non-recourse debt                                          -          9,520,748                  -          9,520,748
                                                        -----------------  ----------------- ------------------ ------------------
Net cash (used in) provided by financing
   activities                                                (20,427,653)       (12,865,930)        (9,777,220)        (5,226,622)
                                                        -----------------  ----------------- ------------------ ------------------
Net increase in cash and cash equivalents                      1,514,545            837,151            462,926          1,758,242
Cash and cash equivalents at beginning of
   period                                                      1,674,372          1,576,029          2,725,991            654,938
                                                        -----------------  ----------------- ------------------ ------------------
Cash and cash equivalents at end of period                   $ 3,188,917        $ 2,413,180        $ 3,188,917        $ 2,413,180
                                                        =================  ================= ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 3,109,783        $ 3,346,053        $ 1,527,301        $ 2,020,016
                                                        =================  ================= ================== ==================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                              Depreciation
                                             Balance           Expense or         Reclassi-           Balance
                                           December 31,       Amortization      fications or         June 30,
                                               1999            of Leases        Dispositions           2000
                                               ----            ---------      - -------------          ----
Net investment in operating leases           $164,971,672      $ (13,158,634)       $(1,546,274)     $ 150,266,764
Net investment in direct financing leases      22,388,627         (2,586,114)          (329,579)        19,472,934
Net investment in leveraged leases              1,724,071            195,693         (1,919,764)                 -
Assets held for sale or lease                     491,758                  -           (322,430)           169,328
Reserve for losses                             (6,185,366)                 -                  -         (6,185,366)
Initial direct costs, net of accumulated
   amortization                                   603,054            (93,492)                 -            509,562
                                         -----------------  ----------------- ------------------ ------------------
                                             $183,993,816      $ (15,642,547)       $(4,118,047)     $ 164,233,222
                                         =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                  Dispositions &                  Balance
                                December 31,              Reclassifications               June 30,
                                    1999           1st Quarter        2nd Quarter           2000
                                    ----           -----------        -----------           ----
Transportation                    $100,584,087        $ 3,575,639         $ (514,038)     $ 103,645,688
Marine vessels / barges             27,609,897           (333,418)                 -         27,276,479
Construction                        23,002,563                  -                  -         23,002,563
Manufacturing                       22,508,006                  -         (2,093,102)        20,414,904
Office automation                   11,100,543                  -                  -         11,100,543
Mining                               8,536,249                  -                  -          8,536,249
Other                                7,855,730         (1,589,844)           665,164          6,931,050
Materials handling                   5,907,524            (95,598)          (212,836)         5,599,090
Communications                       7,740,986         (3,235,940)            (3,370)         4,501,676
                              -----------------  ----------------- ------------------ ------------------
                                   214,845,585         (1,679,161)        (2,158,182)       211,008,242
Less accumulated depreciation      (49,873,913)        (3,496,378)        (7,371,187)       (60,741,478)
                              -----------------  ----------------- ------------------ ------------------
                                  $164,971,672       $ (5,175,539)       $(9,529,369)     $ 150,266,764
                              =================  ================= ================== ==================

All of the property on leases was acquired in 1997, 1998 and 1999.

At June 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
           Year ending     Operating          Financing
          December 31,       Leases             Leases             Total
          ------------       ------             ------             -----
                  2000       $17,020,229        $ 2,179,236        $19,199,465
                  2001        28,598,381          4,194,298         32,792,679
                  2002        20,693,002          3,246,945         23,939,947
                  2003        12,370,559          2,151,982         14,522,541
                  2004         8,028,876          1,966,213          9,995,089
            Thereafter         7,597,615          3,256,053         10,853,668
                        -----------------  ----------------- ------------------
                             $94,308,662        $16,994,727       $111,303,389
                        =================  ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.40% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

           Year ending
          December 31,     Principal           Interest            Total
          ------------     ---------           --------            -----
                  2000       $ 2,475,892          $ 677,729        $ 3,153,621
                  2001         6,244,536          1,360,960          7,605,496
                  2002         6,129,675            783,828          6,913,503
                  2003         3,175,482            250,880          3,426,362
                  2004           203,561             38,209            241,770
            Thereafter           433,317             40,374            473,691
                        -----------------  ----------------- ------------------
                             $18,662,463        $ 3,151,980        $21,814,443
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

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2000, the Partnership receives or pays interest on a notional principal of $55,983,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


5.  Long-term debt (continued):

Borrowings under the Program are as follows:


                          Original           Balance            Rate on
           Date            Amount            June 30,        Interest Swap
         Borrowed         Borrowed             2000            Agreement
         --------         --------             ----            ---------
         4/1/1998          $ 21,770,000       $11,161,000        6.220%
         7/1/1998            25,000,000        12,685,000        6.155%
         10/1/1998           20,000,000        13,611,000        5.550%
         4/16/1999            9,000,000         4,595,000        5.890%
         1/26/2000           11,700,000        11,022,000        7.580%
                     ------------------- -----------------
                           $ 87,470,000       $53,074,000
                     =================== =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

        Year ending
        December 31,        Principal           Interest            Total
        ------------        ---------           --------            -----
            2000              $ 8,197,000        $ 1,578,638        $ 9,775,638
            2001               13,724,000          2,410,467         16,134,467
            2002               11,131,000          1,640,179         12,771,179
            2003                7,200,000          1,075,640          8,275,640
            2004                5,422,000            676,854          6,098,854
         Thereafter             7,400,000            701,275          8,101,275
                         -----------------  ----------------- ------------------
                              $53,074,000        $ 8,083,053        $61,157,053
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

                                  JUNE 30, 2000
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2000 and 1999 as follows:

                                                                                      2000               1999
                                                                                      ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $ 878,788          $ 884,588

Administrative costs reimbursed to General Partner                                        304,605            250,078
                                                                                ------------------ ------------------
                                                                                      $ 1,183,393        $ 1,134,666
                                                                                ================== ==================


7. Partner's capital:

As  of  June  30,  2000,   14,996,050  Units   ($149,960,500)  were  issued  and
outstanding.

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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At June 30, 2000, the Partnership had $2,050,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of June 30, 2000.


9.  Commitments:

As of June 30, 2000, the Partnership had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 2000, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a group of financial institutions. The line of credit expires on July 28, 2001.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2000.

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

Cash Flows, 2000 vs. 1999:

During the first half of 2000, the Partnership's primary sources of liquidity was rents from assets on operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 2000 and in 1999 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets increased significantly compared to 1999. Cash was used in investing activities to purchase assets on operating and direct financing leases in 1999.

Cash from financing  sources  consisted of borrowings of other  long-term  debt.
Borrowings in 2000 were used to repay amounts due on the line of credit. Repayments of debt have increased as a result of borrowings over the last year. Distributions to partners were almost unchanged compared to 1999.

Results of operations:

Operations in 2000 resulted in a net income of $4,132,800 (six months) and a net loss of $84,602 (three months). Operations in 1999 resulted in a net income of $2,675,337 (six months) and $859,033 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the six month periods increased from $18,050,016 in 1999 to $20,792,446 in 2000. For the three month periods, they increased from $9,034,907 in 1999 to $10,814,256 in 2000. The increases were the result of asset acquisitions in 1999.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Total debt has decreased from about $85,200,000 at June 30, 1999 to about $73,800,000 at June 30, 2000. This has resulted in decreases in interest expense compared to 1999. For the six month periods, interest decreased by $276,285. For the three month period, the decrease was $199,868.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors. Procedures are under way for the liquidation of the Partnership's leased equipment. Recoveries by the Partnership, resulting from this default, are fairly certain in the range of 10% to 20% due to the liquidation of the Partnership's equipment. Recoveries above this amount are more uncertain; however, the Partnership anticipates an additional 6% to 15% to be recoverable through the liquidation or reorganization of the lessee's business. Any recoveries above these amounts are highly uncertain and speculative. As of June 30, 2000, liquidation of the assets was under way.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a)Documents filed as a part of this report

                  1.  Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 2000 and December 31, 1999. Statement of changes in partners' capital for the six months ended June 30, 2000.
                      Statements of operations  for the six and three  month
                         periods  ended June 30, 2000 and 1999.
                      Statement of cash flows for the six and three month
                         periods  ended  June  30,  2000  and  1999.
                      Notes  to the Financial Statements.

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


Date:
August 11, 2000

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



            By: ATEL Financial Corporation
                General Partner of Registrant




                               By:    /s/ A.  J.  BATT
                                    ------------------------------------
                                    A. J. Batt
                                    President and Chief Executive Officer
                                    of General Partner




                               By:    /s/ DEAN L. CASH
                                    ------------------------------------
                                    Dean L. Cash
                                    Executive Vice President
                                    of General Partner




            By:   /s/ PARITOSH K. CHOKSI
                --------------------------------------
                Paritosh K. Choksi
                Principal financial officer
                of registrant




            By:   /s/ DONALD E.  CARPENTER
                --------------------------------------
                Donald E. Carpenter
                Principal accounting
                officer of registrant