Form 10-Q
period 2000-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2000-11-09
CIK 1019542

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended September 30, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS


                                                  2000               1999
                                                  ----               ----
Cash and cash equivalents                    $   5,083,837      $   1,674,372

Accounts receivable                                6,774,456          5,626,105

Other assets                                         100,010            130,007

Investments in leases                            152,452,585        183,993,816
                                            -----------------  -----------------
Total assets                                    $164,410,888       $191,424,300
                                            =================  =================


                       LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                  $ 48,704,000       $ 53,181,000

Non-recourse debt                                 15,581,752         21,780,420

Line of credit                                             -         11,150,000

Accounts payable:
   General Partner                                   720,696          1,435,651
   Other                                             855,064            425,896

Accrued interest payable                             328,156            714,697

Unearned operating lease income                    1,663,062          1,422,852
                                            -----------------  -----------------
Total liabilities                                 67,852,730         90,110,516

Partners' capital:
     General Partner                              (1,514,601)        (1,514,601)
     Limited Partners                             98,072,759        102,828,385
                                            -----------------  -----------------
Total partners' capital                           96,558,158        101,313,784
                                            -----------------  -----------------
Total liabilities and partners' capital         $164,410,888       $191,424,300
                                            =================  =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                   Nine Months                          Three Months
                                                               Ended September 30,                   Ended September 30,
                                                               -------------------                   -------------------
                                                             2000               1999               2000               1999
                                                             ----               ----               ----               ----
Revenues:
Leasing activities:
   Operating leases                                         $ 28,720,782        $27,434,445       $ 7,928,336        $ 9,384,429
   Direct financing                                            1,108,390          1,426,625           498,323            450,491
   Leveraged leases                                              195,693            107,616                 -             35,872
Gain on sales of assets                                        1,552,711            778,259         1,302,399             31,065
Interest                                                          91,129             42,405            54,191              8,501
Other                                                             58,164             15,743            21,167              2,938
                                                       ------------------ ------------------ -----------------  -----------------
                                                              31,726,869         29,805,093         9,804,416          9,913,296
Expenses:
Depreciation                                                  19,496,912         18,352,622         6,244,786          6,188,566
Interest expense                                               4,126,058          4,594,693         1,299,542          1,491,892
Equipment and incentive management fees to
   General Partner                                             1,364,126          1,329,633           485,338            445,045
Other                                                            728,658          1,086,341           277,984            390,943
Administrative cost reimbursements to General
   Partner                                                       477,104            418,021           172,499            167,943
Professional fees                                                 86,617            146,774             9,673             27,358
Provision for losses                                                   -            750,000                 -            750,000
                                                       ------------------ ------------------ -----------------  -----------------
                                                              26,279,475         26,678,084         8,489,822          9,461,747
                                                       ------------------ ------------------ -----------------  -----------------
Income before extraordinary item                               5,447,394          3,127,009         1,314,594            451,549
Extraordinary gain on early extinguishment of
   debt                                                        2,056,574                  -         2,056,574                  -
                                                       ------------------ ------------------ -----------------  -----------------
Net income                                                   $ 7,503,968        $ 3,127,009       $ 3,371,168          $ 451,549
                                                       ================== ================== ====================================

Net income:
   General Partner                                             $ 916,420          $ 234,526         $ 311,775           $ 33,866
   Limited Partners                                            6,587,548          2,892,483         3,059,393            417,683
                                                       ------------------ ------------------ -----------------  -----------------
                                                             $ 7,503,968        $ 3,127,009       $ 3,371,168          $ 451,549
                                                       ================== ================== =================  =================

Income before extraordinary item per limited
   partnership unit                                               $ 0.32             $ 0.19            $ 0.08             $ 0.03
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                                0.12                  -              0.12                  -
                                                       ------------------ ------------------ -----------------  -----------------
Net income per limited partnership unit                           $ 0.44             $ 0.19            $ 0.20             $ 0.03
                                                       ================== ================== =================  =================

Weighted average number of Units outstanding                  14,996,050         14,996,050        14,996,050         14,996,050

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                        Limited Partners              General
                                  Units             Amount            Partner             Total

Balance December 31, 1999           6,716,896       $102,828,385       $(1,514,601)      $101,313,784
Distributions to partners                            (11,343,174)         (916,420)       (12,259,594)
Net income                                             6,587,548           916,420          7,503,968
                            ------------------ ------------------ -----------------  -----------------
Balance September 30, 2000          6,716,896        $98,072,759       $(1,514,601)      $ 96,558,158
                            ================== ================== =================  =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
Operating activities:                                           2000               1999               2000               1999
                                                                ----               ----               ----               ----
Net income                                                 $   7,503,968      $   3,127,009      $   3,371,168            $ 451,549
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Leveraged lease income                                          (195,693)          (107,616)                -            (35,872)
   Depreciation                                                  19,496,912         18,352,622         6,244,786          6,188,566
   Gain on sales of assets                                       (1,552,711)          (778,259)       (1,302,399)           (31,065)
   Provision for losses                                                   -            750,000                 -            750,000
   Extraordinary gain on early extinguishment of
      debt                                                       (2,056,574)                 -        (2,056,574)                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,148,351)         1,573,175           637,815           (834,103)
      Other assets                                                   29,997             29,997             9,999              9,999
      Accounts payable, General Partner                            (714,955)            (6,883)          (79,235)            32,235
      Accounts payable, other                                       429,168           (114,922)         (414,342)           136,062
      Accrued interest expense                                     (386,541)          (369,856)         (103,274)          (126,604)
      Unearned lease income                                         240,210            134,325           349,761           (108,903)
                                                          ------------------ ------------------ -----------------  -----------------
Net cash provided by operations                                  21,645,430         22,589,592         6,657,705          6,431,864
                                                          ------------------ ------------------ -----------------  -----------------

Investing activities:
Proceeds from sales of assets                                     9,538,556          2,162,469         5,170,197            888,599
Reduction in net investment in direct financing leases            4,254,167          2,587,209         1,668,053            844,906
Purchases of equipment on operating leases                                -         (6,617,689)                -         (1,924,811)
Purchases of equipment on direct financing leases                         -           (812,462)                -            (34,520)
                                                          ------------------ ------------------ -----------------  -----------------
Net cash provided by (used in) investing activities              13,792,723         (2,680,473)        6,838,250           (225,826)
                                                          ------------------ ------------------ -----------------  -----------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2000               1999               2000               1999
                                                                ----               ----               ----               ----
Financing activities:
Distributions to partners                                       (12,259,594)       (12,159,142)       (4,156,898)        (4,054,389)
Borrowings under line of credit                                     450,000          6,672,824           450,000          2,000,000
Repayments of borrowings under line of credit                   (11,600,000)       (16,454,531)       (2,500,000)                 -
Proceeds of long-term debt                                       11,700,000          9,000,000                 -                  -
Repayments of long-term debt                                    (16,177,000)       (13,476,000)       (4,370,000)        (4,206,000)
Proceeds of non-recourse debt                                             -          9,520,748                 -                  -
Repayments of non-recourse debt                                  (4,142,094)        (3,517,821)       (1,024,137)        (1,287,603)
                                                          ------------------ ------------------ -----------------  -----------------
Net cash used in financing activities                           (32,028,688)       (20,413,922)      (11,601,035)        (7,547,992)
                                                          ------------------ ------------------ -----------------  -----------------
Net increase (decrease) in cash and cash
   equivalents                                                    3,409,465           (504,803)        1,894,920         (1,341,954)
Cash and cash equivalents at beginning of
   period                                                         1,674,372          1,576,029         3,188,917          2,413,180
                                                          ------------------ ------------------ -----------------  -----------------
Cash and cash equivalents at end of period                      $ 5,083,837        $ 1,071,226       $ 5,083,837        $ 1,071,226
                                                          ================== ================== =================  =================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 4,512,599        $ 4,964,549       $ 1,402,816        $ 1,618,496
                                                          ================== ================== =================  =================








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                               Balance          Expense or         Reclassi-           Balance
                                                            December 31,       Amortization       fications or      September 30,
                                                                1999             of Leases        Dispositions           2000
                                                                ----             ---------        ------------           ----

Net investment in operating leases                             $164,971,672      $ (19,356,675)      $(7,057,840)      $138,557,157
Net investment in direct financing leases                        22,388,627         (4,254,167)         (613,445)        17,521,015
Net investment in leveraged leases                                1,724,071            195,693        (1,919,764)                 -
Assets held for sale or lease                                       491,758                  -          (310,286)           181,472
Reserve for losses                                               (6,185,366)                 -         1,915,490         (4,269,876)
Initial direct costs, net of accumulated amortization               603,054           (140,237)                -            462,817
                                                          ------------------ ------------------ -----------------  -----------------
                                                               $183,993,816      $ (23,555,386)    $  (7,985,845)      $152,452,585
                                                          ================== ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                         Balance                                                                       Balance
                                       December 31,       Acquisitions, Dispositions & Reclassifications            September 30,
                                                          ----------------------------------------------
                                           1999           1st Quarter        2nd Quarter        3rd Quarter        2000
                                           ----           -----------        -----------        -----------        ----
Transportation                       $       100,584,087      $   3,575,639     $     (514,038)    $  (1,749,047)      $101,896,641
Marine vessels/barges                         27,609,897           (333,418)                 -                 -         27,276,479
Construction                                  23,002,563                  -                  -                 -         23,002,563
Manufacturing                                 22,508,006                  -         (2,093,102)       (6,799,934)        13,614,970
Office automation                             11,100,543                  -                  -          (533,697)        10,566,846
Mining                                         8,536,249                  -                  -                 -          8,536,249
Materials handling                             5,907,524            (95,598)          (212,836)          212,836          5,811,926
Other                                          7,855,730         (1,589,844)           665,164        (1,617,409)         5,313,641
Communications                                 7,740,986         (3,235,940)            (3,370)            3,370          4,505,046
                                  ----------------------- ------------------ ------------------ -----------------  -----------------
                                             214,845,585         (1,679,161)        (2,158,182)      (10,483,881)       200,524,361
Less accumulated depreciation                (49,873,913)        (3,496,378)        (7,371,187)       (1,225,726)       (61,967,204)
                                  ----------------------- ------------------ ------------------ -----------------  -----------------
                                     $       164,971,672      $  (5,175,539)     $  (9,529,369)     $(11,709,607)      $138,557,157
                                  ======================= ================== ================== =================  =================

All of the property on leases was acquired in 1997, 1998 and 1999.

At September 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                          Year ending      Operating          Financing
                         December 31,       Leases             Leases             Total
Three months ending December 31, 2000      $   7,023,653     $      796,876     $   7,820,529
        Year ending December 31, 2001         27,556,507          2,998,058        30,554,565
                                 2002         20,219,539          2,376,469        22,596,008
                                 2003         12,370,559          2,015,803        14,386,362
                                 2004          8,028,875          1,966,212         9,995,087
                           Thereafter          7,597,614          3,256,052        10,853,666
                                       ------------------ ------------------ -----------------
                                            $ 82,796,747      $  13,409,470      $ 96,206,217
                                       ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.4% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

                              Year ending
                             December 31,      Principal          Interest            Total

    Three months ending December 31, 2000     $      596,095     $      125,941    $      722,036
            Year ending December 31, 2001          5,406,043          1,285,919         6,691,962
                                     2002          5,766,175            772,941         6,539,116
                                     2003          3,175,482            250,880         3,426,362
                                     2004            203,560             38,208           241,768
                               Thereafter            434,397             40,373           474,770
                                           ------------------ ------------------ -----------------
                                                $ 15,581,752      $   2,514,262      $ 18,096,014
                                           ================== ================== =================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (6.7087% at September 30, 2000).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2000, the Partnership receives or pays interest on a notional principal of $48,704,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                      Original              Balance            Rate on
     Date              Amount            September 30,      Interest Swap
   Borrowed           Borrowed               2000             Agreement
   --------           --------               ----             ---------
   4/1/1998              $ 21,770,000       $ 10,111,000           6.22000%
   7/1/1998                25,000,000         10,834,000           6.15500%
   10/1/1998               20,000,000         12,787,000           5.55000%
   4/16/1999                9,000,000          4,367,000           5.89000%
   1/26/2000               11,700,000         10,605,000           7.58000%
               ----------------------- ------------------
                         $ 87,470,000       $ 48,704,000
               ======================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


5.  Long-term debt (continued):

Future minimum principal payments of long-term debt are as follows:

                          Year ending
                         December 31,      Principal          Interest            Total

Three months ending December 31, 2000      $   3,827,000     $      757,361     $   4,584,361
        Year ending December 31, 2001         13,724,000          2,410,467        16,134,467
                                 2002         11,131,000          1,640,179        12,771,179
                                 2003          7,200,000          1,075,640         8,275,640
                                 2004          5,422,000            676,854         6,098,854
                           Thereafter          7,400,000            701,275         8,101,275
                                       ------------------ ------------------ -----------------
                                            $ 48,704,000      $   7,261,776      $ 55,965,776
                                       ================== ================== =================


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

                               SEPTEMBER 30, 2000
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2000               1999
                                                                                      ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                   $   1,364,126      $   1,329,633

Administrative costs reimbursed to General Partner                                       477,104            418,021
                                                                                -----------------  -----------------
                                                                                   $   1,841,230      $   1,747,654
                                                                                =================  =================


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

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

At September 30, 2000, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 2000 and 1999, the Partnership's primary activity was engaging in equipment leasing activities.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 2000.

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

During 2000 and 1999, the Partnership's primary source of liquidity was rents from operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 2000 and in 1999 for both the three and nine month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Rents from direct financing leases increased significantly compared to 1999 as a result of asset acquisitions over the last year. Proceeds from sales of assets are not expected to be consistent from one period to another. In 1999, cash was used in investing activities to purchase assets on operating and direct financing leases.

In 2000, the only sources of cash from financing sources was borrowings on the line of credit and proceeds of long-term debt. In 1999, sources of cash from financing activities consisted of borrowings (from the line of credit or in the form of either non-recourse or long-term debt).

Distributions to partners have not changed significantly compared to 1999. Repayments of non-recourse debt increased for the none month period as a result of borrowings in the first half of 1999. Repayments decreased for the three month periods as a result of scheduled debt payments.

Results of operations

Operations in 2000 resulted in a net income of $7,503,968 (nine months) and $3,371,009 (three months). Operations in 1999 resulted in a net income of $3,877,009 (nine months) and $1,201,549 (three months). The Partnership's primary source of revenues is from operating leases. Lease revenues and depreciation expenses have increased compared to 1999 as a result of asset acquisitions over the last two years. Equipment management fees are based on the Partnership's rental revenues and have increased due to increases in the Partnership's revenues from leases. Incentive management fees are based on the levels of distributions to limited partners. Lease revenues and distributions increased very slightly compared to 1999, and as a result, management fees also increased by only a small amount. Interest expense has decreased as a result of scheduled debt payments.

In December 1999, one of the Partnership's lessees (Applied Magnetics) defaulted on its leases and sought protection under the Bankruptcy Act. As a result, reserves were established related to those assets which had been leased to Applied Magnetics as of December 31, 1999. During the third quarter of 2000, most of the lease assets were sold at auction and the non-recourse debt which had been used to finance a significant portion of the assets was extinguished, giving rise to an extraordinary gain.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In January 2000, Applied Magnetics Corporation, a lessee of the Partnership, filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Act. The Partnership has assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which has resulted in recoveries of $1,773,798 or 21.7% of original equipment cost. Additional
recoveries  by  the  Partnership,   resulting  from  this  default,  are  fairly
speculative, other than the proceeds received from the liquidation of the Partnership's equipment.

The Partnership anticipates additional amounts to be recoverable through the reorganization of the lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative. As of November 1, 2000, liquidation of the assets was completed.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                   (a)Documents filed as a part of this report

                   1.  Financial Statements

                       Included in Part I of this report:

                       Balance Sheets, September 30, 2000 and December 31, 1999.

                       Statements of operations for the nine and three month periods ended September 30, 2000 and 1999.

                       Statement of changes in partners' capital for the nine months ended September 30, 2000.

                       Statement of cash flows for the nine and three month periods ended September 30, 2000 and 1999.

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

Date:
November 9, 2000

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                 By: ATEL Financial Corporation
                                     General Partner of Registrant




                                 By:   /s/ A. J. BATT
                                     -------------------------------------
                                     A. J. Batt
                                     President and Chief Executive Officer
                                     of General Partner




                                 By:   /s/ DEAN L. CASH
                                     -------------------------------------
                                     Dean L. Cash
                                     Executive Vice President
                                     of General Partner




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