Form 10-K
period 2000-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2001-03-28
CIK 1019542

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2000
                                       OR
                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ____

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

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the State of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Corporation
(ATEL).

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for
15,000,000  ($150,000,000)  Limited  Partnership  Units  and  the  offering  was
terminated.   As  of  December  31,  2000,  14,996,050  Units  were  issued  and outstanding.

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

As of December 31, 2000, the Partnership had purchased equipment with a total acquisition price of $289,421,680.

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

During 2000, no single lessee generated more than 10% of the Partnership's lease revenues. During 1999 and 1998 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee            Type of Equipment               1999      1998
          ------            -----------------               ----      ----
Burlington Northern Santa   Locomotives & intermodal        10%        17%
   Fe Railroad Company          containers
NYK Lines                   Intermodal containers            *         10%
*  Less than 10%.

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

Equipment Leasing Activities

Through December 31, 2000, the Partnership has disposed of certain leased assets as set forth below:

                                                                    Excess of
          Type of           Original                                Rents Over
         Equipment        Equipment Cost         Sale Price         Expenses *
         ---------        --------------         ----------         ----------
Manufacturing                $15,089,798         $ 6,323,632        $ 8,851,236
Transportation                 6,923,021           4,363,914          5,093,337
Aircraft                       3,764,124           4,330,088          1,814,760
Other                          1,808,916             311,239          1,041,063
Office automation              1,677,828             374,321          1,249,542
Food processing                1,612,852           1,243,592            980,308
Furniture and fixtures         1,350,493             765,340          1,068,345
Mining                           816,729             888,685            173,808
Materials handling               481,128              17,595            610,889
                         ----------------   -----------------   ----------------
                             $33,524,889        $ 18,618,406       $ 20,883,288
                         ================   =================   ================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2000 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                                   Purchase Price Excluding Percentage of Total
        Asset Types                    Acquisition Fees         Acquisitions
        -----------                    ----------------         ------------
Transportation, rail cars                 $ 64,328,409                29.83%
Manufacturing                               45,427,770                15.70%
Mining                                      30,756,101                10.63%
Transportation, other                       26,723,940                 9.23%
Transportation, intermodal
   containers                               26,631,519                 9.20%
Marine vessels                              22,335,250                 7.72%
Motor Vehicles                              12,437,158                 4.30%
Office automation                           11,449,934                 3.96%
Medical                                      9,133,951                 3.16%
Aircraft                                     6,310,979                 2.18%
Materials handling                           6,840,192                 2.36%
Railroad locomotives                         5,010,960                 1.73%
Other *                                     22,035,517                 7.61%
                                       ----------------      ----------------
                                         $ 289,421,680               100.00%
                                       ================      ================

                                   Purchase Price Excluding Percentage of Total
    Industry of Lessee                 Acquisition Fees        Acquisitions
    ------------------                 ----------------        ------------
Transportation, rail                      $ 73,779,368                34.97%
Municipalities                               45,050,058               15.57%
Transportation, other                        43,079,361               14.88%
Manufacturing, other                         30,086,803               10.40%
Electronics                                  24,418,734                8.44%
Mining                                       17,194,252                5.94%
Business services                            15,093,493                5.22%
Primary metals                               13,251,254                4.58%
Other *                                      27,468,357                9.49%
                                       ----------------      ----------------
                                         $ 289,421,680               100.00%
                                       ================      ================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2000, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership but which do not represent claims against the Partnership or its assets.

In  January  2000,  Applied  Magnetics  Corporation  filed for  protection  from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership has assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in recoveries of $1,773,798 or 21.7% of original equipment cost. As of November 1, 2000, liquidation of the assets was completed.

The Partnership anticipates additional amounts may be recoverable through the reorganization of the lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

Holders

As of December 31, 2000, a total of 5,665 investors were record holders of Units in the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partner has sole discretion in determining the amount of distributions; provided, however, that the General Partner will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal $1.00 per Unit. The reinvestment period ends December 31, 2004.

The rate for monthly distributions from 2000 operations was $0.0833 per Unit. The distributions were made in February 2000 through December 2000 and in January 2001. For each quarterly distribution (made in April, July and October 2000 and in January 2001) the rate was $0.25 per Unit. Distributions were from 2000 cash flows from operations.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                              2000     1999     1998      1997
                                              ----     ----     ----      ----
Distributions of net income (loss)          $ 0.53  $ (0.17)  $ 0.46   $ (0.20)
Return of investment                          0.48     1.17     0.45      0.99
                                          --------- -------- --------  --------
Distributions per Unit                        1.01     1.00     0.91      0.79
Differences due to timing of distributions   (0.01)    0.00     0.09      0.21
                                          --------- -------- --------  --------
Nominal distribution rates from above       $ 1.00   $ 1.00   $ 1.00    $ 1.00
                                          ========= ======== ========  ========


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2000, 1999, 1998, 1997 and 1996. This financial data should be read in conjunction with the financial statements and related notes included under
Item 8 of this report.


                                                   2000             1999              1998             1997               1996
                                                   ----             ----              ----             ----               ----
Gross revenues                                    $41,463,919     $ 39,634,771      $ 37,195,090      $ 7,373,981          $ -

Net income (loss)                                 $ 9,158,705     $ (2,159,370)      $ 5,279,496       $ (738,233)         $ -

Weighted average Units outstanding                 14,996,050       14,996,050        10,729,510        3,380,442           50

Net income (loss) per Unit, based on
   weighted average Units outstanding                  $ 0.53          $ (0.17)           $ 0.46          $ (0.20)         $ -

Distributions per Unit, based on
   weighted average Units outstanding                  $ 1.01           $ 1.00            $ 0.91           $ 0.79          $ -

Total Assets                                     $157,600,746    $ 191,424,300     $ 212,456,902    $ 104,416,786        $ 600

Non-recourse Debt                                 $15,452,741     $ 21,780,420      $ 16,599,347      $ 8,127,374          $ -

Other long-term debt                              $44,877,000     $ 53,181,000      $ 61,553,000              $ -          $ -

Total Partners' Capital                           $94,163,608    $ 101,313,784     $ 119,711,246     $ 53,900,414        $ 600

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

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 28, 2001. As of December 31, 2000, the Partnership had no borrowings under this line of credit and the remaining availability was $39,969,040.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 2000, there were no commitments to purchase lease assets.

As of December 31, 2000, all cash balances consisted of amounts reserved for distributions in January 2001, generated from operations in 2000.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required the General Partner to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions.

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


Cash Flows

             2000 vs. 1999:

Cash flows from operations decreased from $29,817,476 in 1999 to $28,382,888 in 2000, and decrease of $1,434,588. Rents from operating leases is the primary source of operating cash flows. Purchases of operating lease assets in 1999 led to the slight increase in operating lease revenues compared to 1999.

In 2000, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets increased from $2,469,199 in 1999 to $10,439,849 in 2000, an increase of $7,970,650. Rents from direct financing leases decreased by $851,900 as a result of sales of lease assets in 1999 and 2000.

In 2000, financing sources of cash consisted of proceeds of long-term debt, proceeds of non-recourse debt and borrowings on the line of credit. The proceeds of long-term debt were used to repay the line of credit. The additional non-recourse debt was assumed as a part of the acquisition of leased assets in 2000.

Cash  used  for   distributions  to  partners  did  not  change   significantly.
Non-recourse debt payments increased as a result of the early repayment of the debt associated with the leases to Applied Magnetics.

Cash used to repay long-term debt decreased as a result scheduled payments, net of the effect of the additional borrowings in 2000. Overall, average balances were lower in 2000 than in 1999.

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

             2000 vs. 1999:

Operations resulted in net income of $9,158,705 compared to a loss of $2,159,370 in 1999.

Revenues from leases increased from $38,780,392 in 1999 to $38,849,507 in 2000, an increase of $69,115. Increases resulting from asset purchases in 1999 and in 2000 were offset by the effects of assets sales. Gains on sales of assets increased from $784,853 in 1999 to $2,381,787 in 2000, an increase of $1,596,934. Such gains (and losses) are not expected to be consistent from one period to another.

Depreciation expense increased slightly (less than 2%) compared to 1999 as a result of asset acquisitions in 1999.

Interest expense declined as a result schedule debt payments and the early extinguishment of the Applied Magnetics debt. These repayments and extinguishments exceeded the amounts of new borrowings in 2000. Total debt, including the line of credit, decreased from $86,111,420 at December 31, 1999 to $60,329,741 at December 31, 2000.

In 2000, there were no new major lease defaults similar to the Applied Magnetics default in 1999. Consequently, there were no new provisions for losses or doubtful accounts in 2000.

The Partnership recognized an extraordinary gain on the early extinguishment of debt of $2,056,574. This was related to the non-recourse debt on the Applied Magnetics leases which was extinguished upon foreclosure by the lender in 2000.

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

Interest expense increased from $5,473,480 in 1998 to $6,082,904 in 1999 as a result of higher average debt balances in 1999 compared to 1998. Most of the debt was incurred in 1998 in relation to the acquisition of the Partnership's portfolio of lease assets.

In 1999, Applied Magnetics, one of the Partnership's lessees, defaulted on its lease obligations to the Partnership. The General Partner did not expect to recover any of the uncollected rentals outstanding under the leases. The Partnership wrote down the related lease assets to their net realizable value as of December 31, 1999. All accounts receivable for amounts billed and outstanding under the leases have been fully reserved. In 1999, a provision lease losses of $6,054,134 was provided in relation to this lessee. In addition, a provision for doubtful accounts of $724,906 was made against accounts receivable.

Impact of the Year 2000

To date, the Partnership has experienced no significant Year 2000 problems and the General Partner believes it does not have continued exposure to the Year 2000 problem.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Partnership will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

The Partnership will adopt SFAS No. 133, as amended, on January 1, 2001. The General Partner believes that the adoption of SFAS No. 133, will not have a material effect on the Partnership's results of operations or financial position.


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

In general, the Partnership manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2000, there was no outstanding balance on the floating rate line of credit. Also, as described in the caption "Capital Resources and Liquidity," the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates.

To hedge its interest rate risk, the Partnership enters into interest rate swaps which effectively modify the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable rate facility and the amounts due under facility at the fixed (hedged) rate. As of December 31, 2000, borrowings on the facility were $44,877,000 and the associated variable rate was 6.7527%. The average fixed rate achieved with the swap agreements was 6.31%.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 2000, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Partnership's 2001 variable interest expense by approximately $378,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Capital Equipment Fund VII, L.P.


We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2000 and 1999, and the results of its operations, changes in its partners' capital and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 5, 2001

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                               2000               1999
                                               ----               ----
Cash and cash equivalents                     $ 1,321,417        $ 1,674,372

Accounts receivable, net of allowance for
   doubtful accounts of $724,906 in 1999,
   none in 2000                                 6,222,311          5,626,105

Other assets                                       90,011            130,007

Investments in equipment and leases           149,967,007        183,993,816
                                          ----------------  -----------------
Total assets                                $ 157,600,746       $191,424,300
                                          ================  =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                            $ 15,452,741       $ 21,780,420
Other long-term debt                           44,877,000         53,181,000

Line of credit                                          -         11,150,000

Accounts payable and accruals:
   General Partner                                605,684          1,435,651
   Other                                          703,761            425,896

Accrued interest payable                          533,858            714,697

Unearned lease income                           1,264,094          1,422,852
                                          ----------------  -----------------
                                               63,437,138         90,110,516

Partners' capital (deficit):
     General Partner                           (1,514,601)        (1,514,601)
     Limited Partners                          95,678,209        102,828,385
                                          ----------------  -----------------
Total partners' capital                        94,163,608        101,313,784
                                          ----------------  -----------------
Total liabilities and partners' capital     $ 157,600,746       $191,424,300
                                          ================  =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          2000             1999               1998
                                                                          ----             ----               ----
Revenues:
Leasing activities:
   Operating leases                                                     $ 37,500,588     $ 36,784,290       $ 33,655,697
   Direct financing leases                                                 1,153,226        1,852,614          1,532,235
   Leveraged leases                                                          195,693          143,488            131,515
   Gain on sales of assets                                                 2,381,787          784,853          1,795,336
Interest income                                                              157,678           49,225             67,313
Other                                                                         74,947           20,301             12,994
                                                                    ----------------- ----------------  -----------------
                                                                          41,463,919       39,634,771         37,195,090

Expenses:
Depreciation and amortization                                             25,306,146       24,868,782         22,861,169
Interest                                                                   5,307,064        6,082,904          5,473,480
Equipment and incentive management fees to affiliates                      1,770,779        1,892,306          1,559,090
Other                                                                        973,204        1,467,738            756,971
Administrative cost reimbursements to General Partner                        917,952          556,577          1,056,746
Professional fees                                                             86,643          146,794            151,183
Provision for losses and impairments                                               -        6,054,134             56,955
Provision for doubtful accounts                                                    -          724,906                  -
                                                                    ----------------- ----------------  -----------------
                                                                          34,361,788       41,794,141         31,915,594
                                                                    ----------------- ----------------  -----------------
Income (loss) before extraordinary item                                    7,102,131       (2,159,370)         5,279,496
Extraordinary gain on early extinguishment of debt                         2,056,574                -                  -
                                                                    ----------------- ----------------  -----------------
Net income (loss)                                                        $ 9,158,705     $ (2,159,370)       $ 5,279,496
                                                                    ================= ================  =================

Net income (loss):
   General Partner                                                       $ 1,220,116        $ 463,626          $ 395,962
   Limited Partners                                                        7,938,589       (2,622,996)         4,883,534
                                                                    ----------------- ----------------  -----------------
                                                                         $ 9,158,705     $ (2,159,370)       $ 5,279,496
                                                                    ================= ================  =================

Income (loss) before extraordinary item per Limited Partnership unit          $ 0.40          $ (0.17)            $ 0.46
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                 0.13                -                  -
                                                                    ----------------- ----------------  -----------------
Net income (loss) per Limited Partnership unit                                $ 0.53          $ (0.17)            $ 0.46
                                                                    ================= ================  =================


Weighted average number of units outstanding                              14,996,050       14,996,050         10,729,510



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   Limited Partners      General
                                                       Units            Amount           Partner            Total
                                                       -----            ------           -------            -----
Balance December 31, 1997                               6,716,896      $ 54,147,875       $ (247,461)      $ 53,900,414

Capital contributions received                          8,283,154        82,831,540                -         82,831,540
Less selling commissions paid to affiliates                              (7,868,996)               -         (7,868,996)
Other syndication costs paid to affiliates                               (3,727,420)               -         (3,727,420)
Rescission of investment                                   (4,000)          (40,000)               -            (40,000)
Distributions to Limited Partners ($0.91 per Unit)                       (9,798,122)               -         (9,798,122)
Distributions to General Partner                                                  -         (865,666)          (865,666)
Net income                                                                4,883,534          395,962          5,279,496
                                                  ---------------- ----------------- ----------------  -----------------
Balance December 31, 1998                              14,996,050       120,428,411         (717,165)       119,711,246
Distributions to Limited Partners ($1.00 per Unit)                      (14,977,030)               -        (14,977,030)
Distributions to General Partner                                                  -       (1,261,062)        (1,261,062)
Net income (loss)                                                        (2,622,996)         463,626         (2,159,370)
                                                  ---------------- ----------------- ----------------  -----------------
Balance December 31, 1999                              14,996,050       102,828,385       (1,514,601)       101,313,784
Distributions to Limited Partners ($1.01 per Unit)                      (15,088,765)               -        (15,088,765)
Distributions to General Partner                                                  -       (1,220,116)        (1,220,116)
Net income                                                                7,938,589        1,220,116          9,158,705
                                                  ---------------- ----------------- ----------------  -----------------
Balance December 31, 2000                              14,996,050      $ 95,678,209     $ (1,514,601)      $ 94,163,608
                                                  ================ ================= ================  =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    2000             1999               1998
                                                                    ----             ----               ----
Operating activities:
Net income (loss)                                                  $ 9,158,705     $ (2,159,370)       $ 5,279,496
Adjustment to reconcile net income (loss) to net
   cash provided by operating activities:
     Leveraged lease income                                           (195,693)        (143,488)          (131,515)
     Depreciation and amortization                                  25,306,146       24,868,782         22,861,169
     Provision for losses and impairments                                    -        6,054,134             56,955
     Provision for doubtful accounts                                         -          724,906                  -
     Gain on sales of assets                                        (2,381,787)        (784,853)        (1,795,336)
     Extraordinary gain on early extinguishment of debt             (2,056,574)               -                  -
     Changes in operating assets and liabilities:
         Accounts receivable                                          (596,206)          29,875         (5,463,667)
         Other assets                                                   39,996           39,996             29,997
         Accounts payable, General Partner                            (829,967)       1,057,696             43,699
         Accounts payable, other                                       277,865         (258,579)           148,854
         Accrued interest payable                                     (180,839)         (91,056)           608,089
         Unearned lease income                                        (158,758)         479,433             12,422
                                                              ----------------- ----------------  -----------------
Net cash provided by operating activities                           28,382,888       29,817,476         21,650,163
                                                              ----------------- ----------------  -----------------

Investing activities:

Proceeds from sales of assets                                       10,439,849        2,469,199          4,742,122
Reduction of net investment in direct financing leases               2,554,664        3,406,564          2,345,113
Purchases of equipment on direct financing leases                   (1,678,000)        (860,492)       (10,800,420)
Initial direct lease costs                                             (18,370)        (880,362)          (196,646)
Purchases of equipment on operating leases                                   -      (13,793,316)      (120,126,565)
                                                              ----------------- ----------------  -----------------
Net cash provided by (used in) investing activities                 11,298,143       (9,658,407)      (124,036,396)
                                                              ----------------- ----------------  -----------------

Financing activities:
Distributions to Limited Partners                                  (15,088,765)     (14,977,030)        (9,798,122)
Distributions to General Partner                                    (1,220,116)      (1,261,062)          (865,666)
Borrowings under line of credit                                        450,000       15,822,824         53,029,261
Repayments of borrowings under line of credit                      (11,600,000)     (16,454,531)       (81,638,014)
Proceeds of long-term debt                                          11,700,000        9,000,000         66,770,000
Repayments of long-term debt                                       (17,947,426)     (17,372,000)        (5,217,000)
Proceeds of non-recourse debt                                          584,403        9,520,748         11,165,217
Repayments of non-recourse debt                                     (6,912,082)      (4,339,675)        (2,693,244)
Capital contributions received                                               -                -         82,831,540
Payment of selling commissions and other syndication
   costs to General Partner                                                  -                -        (11,596,416)
Rescission of investment                                                     -                -            (40,000)
                                                              ----------------- ----------------  -----------------
Net cash (used in) provided by financing activities                (40,033,986)     (20,060,726)       101,947,556
                                                              ----------------- ----------------  -----------------
Net (decrease) increase in cash and cash equivalents                  (352,955)          98,343           (438,677)
Cash and cash equivalents at beginning of period                     1,674,372        1,576,029          2,014,706
                                                              ----------------- ----------------  -----------------
Cash and cash equivalents at end of period                         $ 1,321,417      $ 1,674,372        $ 1,576,029
                                                              ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000             1999               1998
                                                                    ----             ----               ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                             $ 5,487,903      $ 6,173,960        $ 4,865,391
                                                              ================= ================  =================

Schedule of non-cash transactions:

Extraordinary gain on early extinguishment of debt                 $ 2,056,574              $ -                $ -
                                                              ================= ================  =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the State of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

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

The Partnership's business consists of leasing various types of equipment. As of December 31, 2000, the original terms of the leases ranged from eighteen months to eleven years.

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

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

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

     December 31, 2000


2.  Summary of significant accounting policies (continued):

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                  2000             1999
                                                  ----             ----
   Financial statement basis of net assets      $ 94,163,608    $ 101,313,784
   Tax basis of net assets                        28,061,745       54,867,781
                                            ----------------- ----------------
   Difference                                   $ 66,101,863     $ 46,446,003
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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                    2000             1999               1998
                                                    ----             ----               ----
   Net income (loss) per financial statements      $ 9,158,705     $ (2,159,370)       $ 5,279,496
   Adjustment to depreciation expense              (20,229,067)     (38,503,336)       (34,679,816)
   Adjustments to lease revenues                       573,208        3,664,666          2,840,660
   Provision for losses                                      -        6,054,134             56,955
                                              ----------------- ----------------  -----------------
   Net loss per federal tax return               $ (10,497,154)    $(30,943,906)      $(26,502,705)
                                              ================= ================  =================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2000, 1999 and 1998.

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

Recent Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Partnership will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

The Partnership will adopt SFAS No. 133, as amended, on January 1, 2001. The Partnership enters into interest rate swaps (see Note 5). The General Partner believes that the adoption of SFAS No. 133, will not have a material effect on the Partnership's results of operations or financial position.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                                Depreciation
                                                                                 Expense or        Reclass-
                                            December 31,                        Amortization     ifications or    December 31,
                                                 1999           Additions        of Leases       Dispositions           2000
                                                 ----           ---------        ---------       ------------           ----
Net investment in operating leases             $164,971,672                      $ (25,118,244)    $ (8,136,260)     $131,717,168
Net investment in direct financing
   leases                                        22,388,627      $ 1,678,000        (2,554,664)      (4,424,497)       17,087,466
Net investment in leveraged leases                1,724,071                -           195,693       (1,919,764)                -
Reserve for losses and impairments               (6,185,366)               -                 -        5,681,139          (504,227)
Assets held for sale or lease                       491,758                -                 -          741,320         1,233,078
Initial direct costs, net of
   accumulated amortization of
   $532,599 in 2000 and $344,698 in 1999            603,054           18,370          (187,902)               -           433,522
                                            ---------------- ---------------- ----------------- ----------------  -----------------
                                               $183,993,816      $ 1,696,370     $ (27,665,117)    $ (8,058,062)      $149,967,007
                                            ================ ================ ================= ================  =================

Operating leases:

Property on operating lease consists of the following:

                                                                    Reclass-
                              December 31,                        ifications or    December 31,
                                   1999           Additions       Dispositions           2000
                                   ----           ---------       ------------           ----
Transportation                  $ 100,584,087                        $ 1,080,770       $101,664,857
Marine vessels / barges            27,609,897                           (333,418)        27,276,479
Construction                       23,002,563                                  -         23,002,563
Manufacturing                      22,508,006                        (10,706,688)        11,801,318
Office automation                  11,100,543                         (1,220,003)         9,880,540
Mining                              8,536,249                                  -          8,536,249
Materials handling                  5,907,524                           (348,050)         5,559,474
Other                               7,855,730                         (2,746,899)         5,108,831
Communications                      7,740,986                         (3,353,167)         4,387,819
                              ---------------- ----------------- ----------------  -----------------
                                  214,845,585                        (17,627,455)       197,218,130
Less accumulated depreciation     (49,873,913)    $ (25,118,244)       9,491,195        (65,500,962)
                              ---------------- ----------------- ----------------  -----------------
                                $ 164,971,672     $ (25,118,244)    $ (8,136,260)      $131,717,168
                              ================ ================= ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2000, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2000 and 1999:

                                                    2000             1999
                                                    ----             ----
Total minimum lease payments receivable           $ 14,005,112     $ 20,333,222
Estimated residual values of leased
   equipment (unguaranteed)                          8,443,602        8,775,528
                                              ----------------- ----------------
Investment in direct financing leases               22,448,714       29,108,750
Less unearned income                                (5,361,248)      (6,720,123)
                                              ----------------- ----------------
Net investment in direct financing leases         $ 17,087,466     $ 22,388,627
                                              ================= ================

All of the property on leases was acquired in the years 1997 through 2000.

At December 31, 2000, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                                Direct
           Year ending        Operating        Financing
           December 31,        Leases           Leases            Total
           ------------        ------           ------            -----
                    2001       $27,245,706      $ 3,235,027      $ 30,480,733
                    2002        20,002,060        2,613,437        22,615,497
                    2003        12,297,414        2,252,772        14,550,186
                    2004         7,995,002        2,203,182        10,198,184
                    2005         5,513,217        2,158,731         7,671,948
              Thereafter         2,069,750        1,541,963         3,611,713
                           ---------------- ---------------- -----------------
                               $75,123,149     $ 14,005,112      $ 89,128,261
                           ================ ================ =================

Leveraged leases:

As of December 31, 1999, investment in leveraged leases consists of railroad box cars. There were no leveraged leases as of December 31, 2000. The following lists the components of the Partnership's investment in leveraged leases as of December 31, 1999:

Aggregate rentals receivable                                        $ 1,291,272
Less aggregate principal and interest payable on non-recourse loans  (1,083,503)
Estimated residual value of leased assets                             1,672,855
Less unearned income                                                   (156,553)
                                                                   -------------
Net investment in leveraged leases                                  $ 1,724,071
                                                                   =============

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


3.  Investments in equipment and leases (continued):

Reserves for losses and impairments:

Activity in the reserve for losses and impairments consists of the following:

               Balance December 31, 1997                $ 74,277
               Provision                                  56,955
                                                 ----------------
               Balance December 31, 1998                 131,232
               Provision                               6,054,134
                                                 ----------------
               Balance December 31, 1999               6,185,366
               Charge offs                            (5,681,139)
                                                 ----------------
               Balance December 31, 2000               $ 504,227
                                                 ================

At December 31, 2000, there were no commitments to purchase lease assets.


4.  Non-recourse debt:

At December 31, 2000, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at rates from 7.1% to 16.9%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2000, the carrying value of the pledged assets is $31,318,509. The notes mature from 2001 through 2008.

Future minimum payments of non-recourse debt are as follows:

        Year ending
        December 31,       Principal        Interest           Total
                 2001       $ 5,476,816      $ 1,339,144       $ 6,815,960
                 2002         5,761,771          813,843         6,575,614
                 2003         3,261,508          288,853         3,550,361
                 2004           298,403           67,364           365,767
                 2005           322,838           42,927           365,765
           Thereafter           331,405           25,597           357,002
                        ---------------- ---------------- -----------------
                            $15,452,741      $ 2,577,728      $ 18,030,469
                        ================ ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (6.7527% at December 31, 2000).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2000, the Partnership receives or pays interest on a notional principal of $44,877,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:
                                                               Variable Interest
                 Original         Balance          Rate on         Rate at
                  Amount       December 31,     Interest Swap   December 31,
Date Borrowed    Borrowed          2000           Agreement         2000
-------------    --------          ----           ---------         ----
  4/1/1998        $21,770,000     $ 9,323,000       6.220%         6.7527%
  7/1/1998         25,000,000       9,307,000       6.155%         6.7527%
 10/1/1998         20,000,000      11,974,000       5.550%         6.7527%
 4/16/1999          9,000,000       4,092,000       5.890%         6.7527%
 1/26/2000         11,700,000      10,181,000       7.580%         6.7527%
               --------------- ---------------
                  $87,470,000    $ 44,877,000
               =============== ===============

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

     Year ending
     December 31,        Principal        Interest           Total
                         ---------        --------           -----
               2001       $13,724,000      $ 2,410,467      $ 16,134,467
               2002        11,131,000        1,640,179        12,771,179
               2003         7,200,000        1,075,640         8,275,640
               2004         5,422,000          676,854         6,098,854
               2005         3,986,000          369,993         4,355,993
         Thereafter         3,414,000          328,282         3,742,282
                      ---------------- ---------------- -----------------
                          $44,877,000      $ 6,501,415      $ 51,378,415
                      ================ ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 2000, 1999 and 1998:

                                                                                      2000               1999              1998
                                                                                      ----               ----              ----
Incentive  management  fees  (computed  as 4.0% of  distributions  of cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership  Agreement).                  $ 1,770,779      $ 1,892,306       $  1,559,090


Administrative cost reimbursements to General Partner                                  917,952          556,577          1,056,746

Selling  commissions  (equal  to  9.5%  of the  selling  price  of  the  Limited
Partnership units, deducted from Limited Partners' capital)                                  -                -          7,868,996

Reimbursement of other syndication costs                                                     -                -          3,727,420
                                                                                --------------- ----------------  -----------------
                                                                                   $ 2,688,731      $ 2,448,883       $ 14,212,252
                                                                                =============== ================  =================

The General Partner or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to the General Partner or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Agreement of Limited Partnership; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by the General Partner or Affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to the General Partner or its Affiliate apart from the compensation otherwise permitted by the Agreement of Limited Partnership; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Partnership.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


7.  Partners' capital:

As of  December  31,  2000,  14,996,050  Units  ($149,960,050)  were  issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

Available Cash from Operations, as defined in the Limited Partnership Agreement, is to be distributed as follows:

First, Distributions of Cash from Operations are to be 88.5% to the Limited Partners, 7.5% to the General Partner and 4% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, are to be distributed as follows:

First, Distributions of Sales or Refinancings are to be 92.5% to the Limited Partners and 7.5% to the General Partner, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

Additional allocations of income were made to the General Partner in 1999 and 2000. The amount allocated was determined so as to bring the General Partner's ending capital account balance to the amount of capital contributions that the General Partner will be required to make in a future period.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


8.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2000, 1999 and 1998 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                     2000              1999             1998
                                     ----              ----             ----
      Transportation, rail            19%              19%               27%
      Municipalities                  16%              15%               16%
      Transportation, other           12%               *                16%
      Electronics                      *               12%                *
      *  Less than 10%

During 2000, no customers comprised in excess of 10% of the Partnership's revenues from leases. During 1999, one customer comprised 10% of the Partnership's revenues from leases. During 1998, two customers comprised 17% and 10% of the Partnership's revenues from leases.


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

The Partnership borrowed $450,000, $15,822,824 and $53,029,261 under the line of credit during 2000, 1999 and 1998, respectively. Repayments on the line of credit were $11,600,000, $16,454,331 and $1,638,014 during 2000, 1999 and 1998, respectively. There was no outstanding balance as of December 31, 2000. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2000. At December 31, 2000, $39,969,040 was available under this agreement.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     December 31, 2000


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2000 is $15,783,034.

Other long-term debt:

The fair value of the Partnership's other long-term debt is estimated using discounted cash flow analyses, based on the Partnership's current variable borrowing rate for the facility. The estimated fair value of the other long-term debt at December 31, 2000 is $44,277,187.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. The carrying amounts of the interest rate swaps approximate fair value at December 31, 2000.


11.  Provision for losses and impairments:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under operating leases with a net book value of $8,048,095 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership estimated that the proceeds from the future sales of those assets which were financed with non-recourse debt would not be sufficient to satisfy the non-recourse lender. The debt balance was $2,056,474 at December 31, 1999. As result, the Partnership fully reserved for those assets as of December 31, 1999. The portion of the assets not financed with non-recourse debt were written down to their expected net realizable value as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets in 2000, the Partnership recognized an extraordinary gain on the extinguishment of the debt $2,056,474.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi           Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter          Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                              Counsel for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid in 2000, 1999 and 1998 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

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

Available Cash from Operations, as defined in the Limited Partnership Agreement, is to be distributed as follows:

First, Distributions of Cash from Operations are to be 88.5% to the Limited Partners, 7.5% to the General Partner and 4% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, are to be distributed as follows:

First, Distributions of Sales or Refinancings are to be 92.5% to the Limited Partners and 7.5% to the General Partner, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to the General Partner and 7.5% to the General Partner or its affiliate designated as the recipient of the Incentive Management Fee.

See Note 6 to the financial statements included in Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for service rendered in connection with the sale of equipment, the General Partner is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such service. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the Limited Partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the General Partner. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 2000, 1999 and 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The General Partner may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:

                             Report of Independent Auditors

                             Balance Sheets at December 31, 2000 and 1999

                             Statements  of  Operations   for  the  years  ended
                             December  31,  2000,  1999 and 1998

                             Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

                             Statement of Cash Flows for the years ended
                             December 31, 2000,  1999 and 1998

                            Notes to Financial Statements

                         2.  Financial Statement Schedules
                             All schedules for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         (b) Reports on Form 8-K for the fourth quarter of 2000
                             None

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



  Date:  3/23/2001

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


           SIGNATURE                     CAPACITIES                   DATE



/s/  A. J. Batt            President and Chief Executive Officer of 3/23/2001
-------------------------- ATEL Financial Corporation (General
A. J. Batt                 Partner)







 /s/ Dean Cash             Executive Vice President of ATEL         3/23/2001
-------------------------- Financial Corporation (General Partner)
Dean Cash




/s/ Paritosh K. Choksi     Principal financial officer of           3/23/2001
-------------------------- registrant; principal financial officer
Paritosh K. Choksi         and director of ATEL Financial
                           Corporation





/s/ Donald E. Carpenter    Principal accounting officer of          3/23/2001
-------------------------- registrant; principal accounting officer
Donald E. Carpenter        of ATEL Financial Corporation




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