Form 10-Q
period 2001-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2001-05-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended March 31, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                  2001              2000
                                                  ----              ----
Cash and cash equivalents                        $ 1,058,500        $ 1,321,417
Accounts receivable, net of allowance for
   doubtful accounts of none in 2001 and
   $724,906 in 2000                                4,873,284          6,222,311
Other assets                                          80,012             90,011
Investments in leases                            145,798,941        149,967,007
                                            ----------------- ------------------
Total assets                                    $151,810,737       $157,600,746
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                $13,890,839        $15,452,741

Other long-term debt                              39,937,000         44,877,000

Lines of credit                                    4,500,000                  -

Accounts payable:
   General Partner                                   274,980            605,684
   Other                                             514,116            703,761

Accrued interest expense                             464,131            533,858
Unearned operating lease income                    1,220,823          1,264,094
                                            ----------------- ------------------
Total liabilities                                 60,801,889         63,437,138
Partners' capital:
     General Partner                              (1,514,601)        (1,514,601)
     Limited Partners                             92,523,449         95,678,209
                                            ----------------- ------------------
Total partners' capital                           91,008,848         94,163,608
                                            ----------------- ------------------
Total liabilities and partners' capital         $151,810,737       $157,600,746
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                               2001              2000
                                                               ----              ----
Revenues:
   Leasing activities:
      Operating leases                                        $ 8,292,884        $ 9,978,190
      Direct financing leases                                     278,843            197,918
      Leveraged leases                                                  -            195,693
      (Loss) gain on sales of assets                              (80,962)           686,551
Interest                                                           22,392             13,208
Other                                                               2,574              5,535
                                                         ----------------- ------------------
                                                                8,515,731         11,077,095
Expenses:
Depreciation and amortization                                   5,592,378          4,504,188
Interest expense                                                1,110,475          1,434,395
Other                                                             426,046            237,000
Equipment and incentive management fees to General Partne         326,986            540,844
Cost reimbursements to General Partner                            195,377            123,850
Professional fees                                                  54,290             19,416
                                                         ----------------- ------------------
                                                                7,705,552          6,859,693
                                                         ----------------- ------------------
Net income                                                      $ 810,179        $ 4,217,402
                                                         ================= ==================

Net income:
   General Partner                                              $ 214,901          $ 810,179
   Limited Partners                                               595,278          3,407,223
                                                         ----------------- ------------------
                                                                $ 810,179        $ 4,217,402
                                                         ================= ==================

Net income per Limited Partnership Unit                            $ 0.04             $ 0.23
Weighted average number of Units outstanding                   14,996,050         14,996,050

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                   (Unaudited)

                                           Limited Partners       General
                               Units             Amount           Partner             Total

Balance December 31, 2000       14,996,050      $ 95,678,209       $(1,514,601)      $ 94,163,608
Distributions to partners                         (3,750,038)         (214,901)        (3,964,939)
Net income                                           595,278           214,901            810,179
                          ----------------- ----------------- ----------------- ------------------
Balance March 31, 2001          14,996,050      $ 92,523,449       $(1,514,601)      $ 91,008,848
                          ================= ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2001 AND 2000

                                                             2001              2000
                                                             ----              ----
Operating activities:
Net income                                                    $ 810,179        $ 4,217,402
Adjustments to reconcile net income to cash
   provided by operating activities:
   Leveraged lease income                                             -           (195,693)
   Loss (gain) on sales of assets                                80,962           (686,551)
   Depreciation and amortization                              5,592,378          4,504,188
   Changes in operating assets and liabilities:
      Accounts receivable                                     1,349,027            118,478
      Other assets                                                9,999              9,999
      Accounts payable, General Partner                        (330,704)          (958,885)
      Accounts payable, other                                  (189,645)           296,266
      Accrued interest expense                                  (69,727)          (148,087)
      Unearned lease income                                     (43,271)           (23,145)
                                                       ----------------- ------------------
Net cash provided by operations                               7,209,198          7,133,972
                                                       ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                   447,351          3,543,679
Reduction of net investment in direct financing leases          466,134          1,024,401
Purchases of equipment on operating leases                   (1,950,111)                 -
Purchases of equipment on direct financing leases              (451,922)                 -
Initial direct costs paid to General Partner                    (16,726)
                                                       ----------------- ------------------
Net cash (used in) provided by investing activities          (1,505,274)         4,568,080
                                                       ----------------- ------------------

Financing activities:
Repayments of other long-term debt                           (4,940,000)        (7,804,000)
Borrowings under line of credit                               4,500,000                  -
Distributions to limited partners                            (3,750,038)        (3,748,957)
Distributions to general partner                               (214,901)          (300,664)
Repayments of non-recourse debt                              (1,561,902)        (1,396,812)
Proceeds of other long-term debt                                      -         11,700,000
Repayments of borrowings under line of credit                         -         (9,100,000)
                                                       ----------------- ------------------
Net cash used in financing activities                        (5,966,841)       (10,650,433)
                                                       ----------------- ------------------

Net (decrease) increase in cash and cash equivalents           (262,917)         1,051,619

Cash and cash equivalents at beginning of period              1,321,417          1,674,372
                                                       ----------------- ------------------
Cash and cash equivalents at end of period                  $ 1,058,500        $ 2,725,991
                                                       ================= ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,180,202        $ 1,582,482
                                                       ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                             Balance                           Expense and        Reclassi-           Balance
                                          December 31,                         Amortization     fications and        March 31,
                                              2000            Additions         of Leases        Dispositions          2001
                                              ----            ---------         ---------      - -------------         ----
Net investment in operating leases           $131,717,168       $ 1,950,111       $(5,544,205)      $(3,332,702)      $124,790,372
Net investment in direct financing
   leases                                      17,087,466           451,922          (466,134)                -         17,073,254
Assets held for sale or lease                   1,233,078                                   -         2,804,389          4,037,467
Reserve for losses                               (504,227)                                  -                 -           (504,227)
Initial direct costs, net of
   accumulated amortization                       433,522            16,726           (48,173)                -            402,075
                                        ------------------ ----------------- ----------------- ----------------- ------------------
                                             $149,967,007       $ 2,418,759       $(6,058,512)       $ (528,313)      $145,798,941
                                        ================== ================= ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                  Balance                            Reclassi-           Balance
                                December 31,                       fications and        March 31,
                                    2000           Additions        Dispositions          2001
                                    ----           ---------        ------------          ----
Transportation                    $101,664,857                         $(5,900,528)      $ 95,764,329
Marine vessels/barges               27,276,479                            (628,843)        26,647,636
Construction                        23,002,563                                   -         23,002,563
Manufacturing                       11,801,318         $ 281,750          (906,370)        11,176,698
Mining                               8,536,249           476,716                 -          9,012,965
Office automation                    9,880,540                 -        (1,604,082)         8,276,458
Other                                5,108,831         1,191,645          (236,690)         6,063,786
Materials handling                   5,559,474                 -                 -          5,559,474
Communications                       4,387,819                 -                 -          4,387,819
                              ----------------- ----------------- ----------------- ------------------
                                   197,218,130         1,950,111        (9,276,513)       189,891,728
Less accumulated depreciation      (65,500,962)      $(5,544,205)        5,943,811        (65,101,356)
                              ----------------- ----------------- ----------------- ------------------
                                  $131,717,168       $(3,594,094)      $(3,332,702)      $124,790,372
                              ================= ================= ================= ==================

All of the property on leases was acquired in 1997, 1998, 1999 and 2001.

At March 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
            Year ending     Operating         Financing
           December 31,       Leases            Leases            Total
           ------------       ------            ------            -----
                   2001      $ 17,981,584       $ 2,547,148      $ 20,528,732
                   2002        20,580,116         2,690,350        23,270,466
                   2003        12,741,386         2,329,686        15,071,072
                   2004         8,399,613         2,280,094        10,679,707
                   2005         5,844,934         2,235,643         8,080,577
             Thereafter         2,126,026         1,701,568         3,827,594
                         ----------------- ----------------- -----------------
                             $ 67,673,659      $ 13,784,489      $ 81,458,148
                         ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.1% to 16.9%.

Future minimum payments of non-recourse debt are as follows:

         Year ending
        December 31,        Principal          Interest           Total
        ------------        ---------          --------           -----
                   2001       $ 3,914,914         $ 911,706       $ 4,826,620
                   2002         5,761,771           799,842         6,561,613
                   2003         3,261,508           288,853         3,550,361
                   2004           298,403            67,364           365,767
                   2005           322,838            42,927           365,765
             Thereafter           331,405            25,597           357,002
                         ----------------- ----------------- -----------------
                             $ 13,890,839       $ 2,136,289      $ 16,027,128
                         ================= ================= =================


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (5.74571% at March 31, 2001).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2001, the Partnership receives or pays interest on a notional principal of $39,937,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:

                           Original           Balance           Rate on
        Amount March 31, Interest Swap
           Date Borrowed   Borrowed             2001           Agreement
           -------------   --------             ----           ---------
            4/1/1998        $ 21,770,000       $ 7,404,000       6.220%
            7/1/1998        $ 25,000,000       $ 7,656,000       6.155%
            10/1/1998       $ 20,000,000      $ 11,243,000       5.550%
            4/16/1999        $ 9,000,000       $ 3,885,000       5.890%
            1/26/2000       $ 11,700,000       $ 9,749,000       7.580%
                       ------------------ -----------------
                            $ 87,470,000      $ 39,937,000
                       ================== =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

          Year ending
         December 31,        Principal          Interest           Total
         ------------        ---------          --------           -----
             2001              $ 8,784,000       $ 1,724,950      $ 10,508,950
             2002               11,131,000         1,640,179        12,771,179
             2003                7,200,000         1,075,640         8,275,640
             2004                5,422,000           676,854         6,098,854
             2005                3,986,000           369,993         4,355,993
          Thereafter             3,414,000           331,282         3,745,282
                          ----------------- ----------------- -----------------
                              $ 39,937,000       $ 5,818,898      $ 45,755,898
                          ================= ================= =================


6.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing services on behalf of all of the Partnerships serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2001              2000
                                                                                      ----              ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                       $ 326,986          $ 540,844



Costs reimbursed to General Partner                                                      195,377            123,850
                                                                                ----------------- ------------------
                                                                                       $ 522,363          $ 664,694
                                                                                ================= ==================


7. Partner's capital:

As  of  March  31,   2001,14,996,050   Units   ($149,960,500)  were  issued  and
outstanding.

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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Partnership and the General Partner.

At March 31, 2001, the Partnership had $4,500,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During the first quarter of 2001 and 2000, the Partnership's primary activity was engaging in equipment leasing activities.

In 2001 and 2000, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The  Partnership  participates  with the  General  Partner  and  certain  of its
affiliates  in  a  $62,000,000   revolving  line  of  credit  with  a  financial
institution. The line of credit expires on April 12, 2002.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2001.

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


Cash Flows

In 2001 and 2000, the primary source of liquidity was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

In the first quarter of 2001 and 2000, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases. In 2001, proceeds from sales of lease assets decreased significantly compared to 2000. Proceeds from such sales are not expected to be consistent from one year to another. In 2001 the primary investing uses of cash were the purchase of assets on operating and direct financing leases.

In 2001, the only source of cash from investing activities was borrowings under the line of credit. In 2000, the only source of cash from operating activities was proceeds of other long-term debt. Repayments of other long-term debt have decreased as a result of scheduled debt payments. Results of operations

Operations resulted in a net income of $810,179 in 2001 compared to $4,217,402 in the same period in 2000. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense have increased over the last year as a result of asset acquisitions.

Gains and losses recognized on sales of assets have decreased from a gain of $686,551 in 2000 to a loss of $80,962 in 2001. Gains and losses are not expected to be consistent from one period to another.

Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $371,397 in 2000 to $311,703 in 2001. Incentive management fees are based on the levels of distributions to limited partners and the sources of the cash distributed. Such fees have decreased from $169,447 in 2000 to $15,283 in 2001.

The decrease in interest expense is related to the reduction of total outstanding debt as the result of scheduled payments.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

         Inapplicable.

Item 5. Other Information.

Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance  Sheets,  March 31,  2001 and  December  31,
                              2000.

                            Income  statements for the three month periods ended
                              March 31, 2001 and 2000.

                            Statement  of changes in  partners'  capital for the
                              three months ended March 31, 2001.

                            Statements of cash flows for the three month periods
                              ended March 31, 2001 and 2000.

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

Date:
May 11, 2001

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                    By: ATEL Financial Corporation
                                        General Partner of Registrant




                              By: /s/ Dean L. Cash
                                  -----------------------------------
                                  Dean L. Cash
                                  President and Chief Executive Officer
                                  of General Partner




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