Form 10-Q
period 2001-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2001-08-08
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the quarterly period ended June 30, 2001

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


                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS

                                                 2001               2000
                                                 ----               ----
Cash and cash equivalents                          $ 880,383        $ 1,321,417

Accounts receivable, net of allowance for
   doubtful accounts of none in 2001 and
   $724,906 in 2000                                4,757,855          6,222,311

Other assets                                          70,013             90,011

Investments in leases                            139,126,707        149,967,007
                                           ------------------ ------------------
Total assets                                    $144,834,958      $ 157,600,746
                                           ================== ==================


                       LIABILITIES AND PARTNERS' CAPITAL




Long-term debt                                   $38,763,000       $ 44,877,000

Non-recourse debt                                 12,245,704         15,452,741

Line of credit                                     3,500,000                  -

Accounts payable:
   General Partner                                   783,711            605,684
   Other                                             561,220            703,761

Accrued interest payable                             323,731            533,858

Unearned operating lease income                      927,110          1,264,094
                                           ------------------ ------------------
Total liabilities                                 57,104,476         63,437,138
Partners' capital:
     General Partner                              (1,514,601)        (1,514,601)
     Limited Partners                             89,245,083         95,678,209
                                           ------------------ ------------------
Total partners' capital                           87,730,482         94,163,608
                                           ------------------ ------------------
Total liabilities and partners' capital         $144,834,958      $ 157,600,746
                                           ================== ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                            Six Months                           Three Months
                                                          Ended June 30,                        Ended June 30,
                                                          --------------                        --------------
                                                      2001               2000              2001               2000
                                                      ----               ----              ----               ----
Revenues:
Leasing activities:
   Operating leases                                  $16,333,829        $20,792,446        $ 8,040,945       $ 10,814,256
   Direct financing                                      543,677            610,067            264,834            412,149
   Leveraged leases                                            -            195,693                  -                  -
(Loss) gain on sales of assets                          (351,040)           250,312           (270,078)          (436,239)
Interest                                                  36,770             36,938             14,378             23,730
Other                                                      5,167             36,997              2,593             31,462
                                                -----------------  ----------------- ------------------ ------------------
                                                      16,568,403         21,922,453          8,052,672         10,845,358
Expenses:
Depreciation and amortization                         10,771,879         13,252,126          5,179,501          8,747,938
Interest expense                                       2,159,511          2,826,516          1,049,036          1,392,121
Equipment and incentive management fees to
   General Partner                                       689,171            878,788            362,185            337,944
Cost reimbursements to General Partner                   492,543            304,605            297,166            180,755
Railcar maintenance                                      425,191            230,476            188,344            104,744
Other                                                    340,215            220,198            151,016            108,930
Professional fees                                        103,909             76,944             49,619             57,528
                                                -----------------  ----------------- ------------------ ------------------
                                                      14,982,419         17,789,653          7,276,867         10,929,960
                                                -----------------  ----------------- ------------------ ------------------
Net income (loss)                                    $ 1,585,984        $ 4,132,800          $ 775,805          $ (84,602)
                                                =================  ================= ================== ==================

Net income (loss):
   General Partner                                     $ 518,964          $ 604,645          $ 303,981          $ 303,981
   Limited Partners                                    1,067,020          3,528,155            471,824           (388,583)
                                                -----------------  ----------------- ------------------ ------------------
                                                     $ 1,585,984        $ 4,132,800          $ 775,805          $ (84,602)
                                                =================  ================= ================== ==================

Net income (loss) per Limited Partnership Unit             $0.07              $0.24              $0.03             ($0.03)
Weighted average number of Units outstanding          14,996,050         14,996,050         14,996,050         14,996,050

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2001
                                   (Unaudited)

                                             Limited Partners        General
                                Units              Amount            Partner             Total

Balance December 31, 2000        14,996,050        $95,678,209        $(1,514,601)      $ 94,163,608
Distributions to partners                           (7,500,146)          (518,964)        (8,019,110)
Net income                                           1,067,020            518,964          1,585,984
                           -----------------  ----------------- ------------------ ------------------
Balance June 30, 2001            14,996,050        $89,245,083        $(1,514,601)      $ 87,730,482
                           =================  ================= ================== ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
Operating activities:                                         2001               2000              2001               2000
                                                              ----               ----              ----               ----
Net income (loss)                                            $ 1,585,984        $ 4,132,800          $ 775,805          $ (84,602)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Leveraged lease income                                              -           (195,693)                 -                  -
   Depreciation                                               10,771,879         13,252,126          5,179,501          8,747,938
   Loss (gain) on sales of assets                                351,040           (250,312)           270,078            436,239
   Changes in operating assets and liabilities:
      Accounts receivable                                      1,464,456         (1,786,166)           115,429         (1,904,644)
      Other assets                                                19,998             19,998              9,999              9,999
      Accounts payable, General Partner                          178,027           (635,720)           508,731            323,165
      Accounts payable, other                                   (142,541)           843,510             47,104            547,244
      Accrued interest expense                                  (210,127)          (283,267)          (140,400)          (135,180)
      Unearned lease income                                     (336,984)          (109,551)          (293,713)           (86,406)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash provided by operations                               13,681,732         14,987,725          6,472,534          7,853,753
                                                        -----------------  ----------------- ------------------ ------------------

Investing activities:
Purchases of equipment on operating leases                    (1,950,111)                 -                  -                  -
Reduction in net investment in direct financing
   leases                                                      1,355,342          2,586,114            889,208          1,561,713
Proceeds from sales of assets                                    821,864          4,368,359            374,513            824,680
Purchases of equipment on direct financing
   leases                                                       (492,988)                 -            (41,066)                 -
Payment of initial direct costs to General Partner               (16,726)                 -                  -                  -
                                                        -----------------  ----------------- ------------------ ------------------
Net cash (used in) provided by investing
   activities                                                   (282,619)         6,954,473          1,222,655          2,386,393
                                                        =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                              2001               2000              2001               2000
                                                              ----               ----              ----               ----
Financing activities:
Distributions to partners                                     (8,019,110)        (8,102,696)        (4,054,171)        (4,053,075)
Repayments of long-term debt                                  (8,114,000)       (11,807,000)        (3,174,000)        (4,003,000)
Proceeds of long-term debt                                     2,000,000         11,700,000          2,000,000                  -
Borrowings under line of credit                                5,500,000                  -          1,000,000                  -
Repayments of borrowings under line of credit                 (2,000,000)        (9,100,000)        (2,000,000)                 -
Repayments of non-recourse debt                               (3,207,037)        (3,117,957)        (1,645,135)        (1,721,145)
                                                        -----------------  ----------------- ------------------ ------------------
Net cash used in financing activities                        (13,840,147)       (20,427,653)        (7,873,306)        (9,777,220)
                                                        -----------------  ----------------- ------------------ ------------------
Net (decrease) increase in cash and cash
   equivalents                                                  (441,034)         1,514,545           (178,117)           462,926
Cash and cash equivalents at beginning of
   period                                                      1,321,417          1,674,372          1,058,500          2,725,991
                                                        -----------------  ----------------- ------------------ ------------------
Cash and cash equivalents at end of period                     $ 880,383        $ 3,188,917          $ 880,383        $ 3,188,917
                                                        =================  ================= ================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                     $ 2,369,638        $ 3,109,783        $ 1,189,436        $ 1,527,301
                                                        =================  ================= ================== ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                         Balance                              Expense or         Reclassi-           Balance
                                       December 31,                          Amortization      fications or         June 30,
                                           2000            Additions          of Leases        Dispositions           2001
                                           ----            ---------          ---------      - -------------          ----
Net investment in operating
   leases                                 $131,717,168       $ 1,950,111      $ (10,675,239)       $(2,896,543)     $ 120,095,497
Net investment in direct
   financing leases                         17,087,466           492,988         (1,355,342)                 -         16,225,112
Assets held for sale or lease                1,233,078                 -                  -          1,723,639          2,956,717
Reserve for losses                            (504,227)                -                  -                  -           (504,227)
Initial direct costs, net of
   accumulated amortization                    433,522            16,726            (96,640)                 -            353,608
                                    ------------------- -----------------  ----------------- ------------------ ------------------
                                          $149,967,007       $ 2,459,825      $ (12,127,221)       $(1,172,904)     $ 139,126,707
                                    =================== =================  ================= ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                   Balance                  Dispositions &                  Balance
                                 December 31,              Reclassifications               June 30,
                                                           -----------------
                                     2000           1st Quarter        2nd Quarter           2001
                                     ----           -----------        -----------           ----
Transportation                     $101,664,857       $ (5,900,528)         $ 528,590       $ 96,292,919
Marine vessels / barges              27,276,479           (628,843)           382,500         27,030,136
Construction                         23,002,563                  -                  -         23,002,563
Manufacturing                        11,801,318           (624,620)          (330,230)        10,846,468
Mining                                8,536,249         (1,604,082)         2,080,798          9,012,965
Office automation                     9,880,540            476,716         (3,371,693)         6,985,563
Other                                 5,108,831            954,955           (271,005)         5,792,781
Materials handling                    5,559,474                  -                  -          5,559,474
Communications                        4,387,819                  -                  -          4,387,819
                               -----------------  ----------------- ------------------ ------------------
                                    197,218,130         (7,326,402)          (981,040)       188,910,688
Less accumulated depreciation       (65,500,962)           399,606         (3,713,835)       (68,815,191)
                               -----------------  ----------------- ------------------ ------------------
                                   $131,717,168       $ (6,926,796)       $(4,694,875)     $ 120,095,497
                               =================  ================= ================== ==================

All of the property on leases was acquired in 1997, 1998, 1999 and 2001.

At June 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
          Year ending      Operating          Financing
          December 31,       Leases             Leases             Total
          ------------       ------             ------             -----
                  2001       $12,885,649        $ 1,634,232        $14,519,881
                  2002        21,287,512          2,738,351         24,025,863
                  2003        12,805,697          2,345,686         15,151,383
                  2004         8,434,407          2,280,095         10,714,502
                  2005         5,837,657          2,235,644          8,073,301
            Thereafter         2,126,026          1,701,567          3,827,593
                        -----------------  ----------------- ------------------
                             $63,376,948        $12,935,575        $76,312,523
                        =================  ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.40% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

            Year ending
           December 31,     Principal           Interest            Total
           ------------     ---------           --------            -----
                   2001       $ 2,269,779          $ 467,435        $ 2,737,214
                   2002         5,761,771            799,843          6,561,614
                   2003         3,261,508            288,853          3,550,361
                   2004           298,403             67,364            365,767
                   2005           322,838             42,927            365,765
             Thereafter           331,405             25,597            357,002
                         -----------------  ----------------- ------------------
                              $12,245,704        $ 1,692,019        $13,937,723
                         =================  ================= ==================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (4.4994% at June 30, 2001).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2001, the Partnership receives or pays interest on a notional principal of $38,763,000, based on the difference between nominal rates ranging from 5.55% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


5.  Long-term debt (continued):

Borrowings under the Program are as follows:


                             Original           Balance            Rate on
              Date            Amount            June 30,        Interest Swap
            Borrowed         Borrowed             2001            Agreement
            --------         --------             ----            ---------
            4/1/1998          $ 21,770,000       $ 6,631,000        6.220%
            7/1/1998            25,000,000         6,726,000        6.155%
            10/1/1998           20,000,000        10,523,000        5.550%
            4/16/1999            9,000,000         3,603,000        5.890%
            1/26/2000           11,700,000         9,310,000        7.580%
            5/25/2001            2,000,000         1,970,000        5.790%
                        ------------------- -----------------
                              $ 89,470,000       $38,763,000
                        =================== =================
                                                           -
The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

         Year ending
         December 31,     Principal           Interest            Total
         ------------     ---------           --------            -----
            2001             $ 5,825,000       $ 1,156,555        $ 6,981,555
            2002              11,514,000         1,733,310         13,247,310
            2003               7,604,000         1,146,123          8,750,123
            2004               5,848,000           723,429          6,571,429
            2005               4,374,000           392,050          4,766,050
         Thereafter            3,598,000           339,742          3,937,742
                      ------------------- -----------------  -----------------
                            $ 38,763,000       $ 5,491,209        $44,254,209
                      =================== =================  =================


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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


6.  Related party transactions (continued):

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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2001 and 2000 as follows:

                                                                                      2001               2000
                                                                                      ----               ----
Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $ 689,171          $ 878,788

Administrative costs reimbursed to General Partner                                        492,543            304,605
                                                                                ------------------ ------------------
                                                                                      $ 1,181,714        $ 1,183,393
                                                                                ================== ==================


7. Partner's capital:

As  of  June  30,  2001,   14,996,050  Units   ($149,960,500)  were  issued  and
outstanding.

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

                                  JUNE 30, 2001
                                   (Unaudited)


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

The Partnership had $3,500,000 of borrowings under the agreement at June 30, 2001.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2001.


9.  Commitments:

As of June 30, 2001, the Partnership had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 2001, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 12, 2002.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2001.

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

Cash Flows, 2001 vs. 2000:

During the first half of 2001 and 2000, the Partnership's primary sources of liquidity was rents from assets on operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 2001 and in 2000 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets decreased significantly compared to 2000. In 2001, cash was used in investing activities to purchase assets on operating and direct financing leases and to pay initial direct costs to the General Partner.

In 2001, cash from financing sources consisted of proceeds of long-term debt and borrowings under the line of credit. Borrowings in 2000 were used to repay amounts due on the line of credit. Repayments of long-term debt have changed as a result of scheduled payments. Distributions to partners did not change significantly compared to 2000.

Results of operations, 2001 vs. 2000:

Operations in 2001 resulted in a net income of $1,585,984 (six months) and $775,805 (three months). Operations in 2000 resulted in a net income of $4,132,800 (six months) and a net loss of $84,602 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the six month periods decreased from $20,792,446 in 2000 to $16,333,829 in 2001. For the three month periods, they decreased from $10,814,256 in 2000 to $8,040,945 in 2001. The decreases were the result of asset sales in 2000 and in 2001.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. Total debt has decreased from about $73,800,000 at June 30, 2000 to about $54,510,000 at June 30, 2001. This has resulted in decreases in interest expense compared to 2000. For the six month periods, interest decreased by $667,005. For the three month period, the decrease was $343,085.


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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a)Documents filed as a part of this report

                  1.  Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 2001 and December 31, 2000. Statement of changes in partners' capital for the six months ended June 30, 2001. Statements of operations for the six and three month periods ended June 30, 2001 and 2000. Statement of cash flows for the six and three month periods ended June 30, 2001 and 2000. Notes to the Financial Statements.

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


Date:
August 8, 2001

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



               By: ATEL Financial Services, LLC
                   General Partner of Registrant




                                  By:    /s/ DEAN L. CASH
                                       ------------------------------------
                                       Dean L. Cash
                                       President and Chief Executive
                                       Officer of General Partner




               By:   /s/ PARITOSH K. CHOKSI
                   -------------------------------------
                   Paritosh K. Choksi
                   Executive Vice President of
                   General Partner, Principal
                   financial officer of registrant



               By:   /s/ DONALD E.  CARPENTER
                   ---------------------------------------
                   Donald E. Carpenter
                   Principal accounting
                   officer of registrant