Form 10-Q
period 2001-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2001-11-13
CIK 1019542

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended September 30, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS


                                                  2001               2000
                                                  ----               ----
Cash and cash equivalents                    $   1,743,191      $   1,321,417

Accounts receivable                                5,443,540          6,222,311

Other assets                                          60,014             90,011

Investments in leases                            133,524,660        149,967,007
                                            -----------------  -----------------
Total assets                                    $140,771,405       $157,600,746
                                            =================  =================


                        LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                  $ 41,655,000       $ 44,877,000

Non-recourse debt                                 10,733,951         15,452,741

Accounts payable:
   General Partner                                   312,397            605,684
   Other                                           1,649,845            703,761

Accrued interest payable                             233,202            533,858

Unearned operating lease income                    1,196,709          1,264,094
                                            -----------------  -----------------
Total liabilities                                 55,781,104         63,437,138

Partners' capital:
     General Partner                              (1,514,601)        (1,514,601)
     Limited Partners                             86,504,902         95,678,209
                                            -----------------  -----------------
Total partners' capital                           84,990,301         94,163,608
                                            -----------------  -----------------
Total liabilities and partners' capital         $140,771,405       $157,600,746
                                            =================  =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                            Nine Months                          Three Months
                                                        Ended September 30,                   Ended September 30,
                                                        -------------------                   -------------------
Revenues:                                             2001               2000               2001               2000
                                                      ----               ----               ----               ----
Leasing activities:
   Operating leases                                  $ 24,013,337        $28,720,782       $ 7,679,508        $ 7,928,336
   Direct financing                                       808,507          1,108,390           264,830            498,323
   Leveraged leases                                             -            195,693                 -                  -
Gain on sales of assets                                  (444,808)         1,552,711           (93,768)         1,302,399
Interest                                                   47,234             91,129            10,464             54,191
Other                                                       9,614             58,164             4,447             21,167
                                                ------------------ ------------------ -----------------  -----------------
                                                       24,433,884         31,726,869         7,865,481          9,804,416
Expenses:
Depreciation                                           15,399,088         19,496,912         4,627,209          6,244,786
Interest expense                                        3,128,713          4,126,058           969,202          1,299,542
Equipment and incentive management fees to
   General Partner                                        943,372          1,364,126           254,201            485,338
Other                                                     462,489            360,290           122,274            140,093
Cost reimbursements to General Partner                    895,938            477,104           403,395            172,499
Professional fees                                         141,573             86,617            37,664              9,673
Railcar maintenance                                       563,293            368,368           138,102            137,891
                                                ------------------ ------------------ -----------------  -----------------
                                                       21,534,466         26,279,475         6,552,047          8,489,822
                                                ------------------ ------------------ -----------------  -----------------
Income before extraordinary item                        2,899,418          5,447,394         1,313,434          1,314,594
Extraordinary gain on early extinguishment of
   debt                                                         -          2,056,574                 -          2,056,574
                                                ------------------ ------------------ -----------------  -----------------
Net income                                            $ 2,899,418        $ 7,503,968       $ 1,313,434        $ 3,371,168
                                                ================== ================== ====================================

Net income:
   General Partner                                      $ 822,985        $ 2,899,418         $ 304,021        $ 2,294,773
   Limited Partners                                     2,076,433          4,604,550         1,009,413          1,076,395
                                                ------------------ ------------------ -----------------  -----------------
                                                      $ 2,899,418        $ 7,503,968       $ 1,313,434        $ 3,371,168
                                                ================== ================== =================  =================

Income before extraordinary item per limited
   partnership unit                                        $ 0.14             $ 0.22            $ 0.07             $ 0.03
Extraordinary gain on early extinguishment of
   debt per limited partnership unit                            -               0.09                 -               0.04
                                                ------------------ ------------------ -----------------  -----------------
Net income per limited partnership unit                    $ 0.14             $ 0.31            $ 0.07             $ 0.07
                                                ================== ================== =================  =================
Weighted average number of Units outstanding           14,996,050         14,996,050        14,996,050         14,996,050

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                               Limited Partners       General
                                  Units             Amount            Partner             Total

Balance December 31, 2000           6,716,896        $95,678,209       $(1,514,601)      $ 94,163,608
Distributions to partners                            (11,249,740)         (822,985)       (12,072,725)
Net income                                             2,076,433           822,985          2,899,418
                            ------------------ ------------------ -----------------  -----------------
Balance September 30, 2001          6,716,896        $86,504,902       $(1,514,601)      $ 84,990,301
                            ================== ================== =================  =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
Operating activities:                                           2001               2000               2001               2000
                                                                ----               ----               ----               ----
Net income                                                 $   2,899,418      $   7,503,968      $   1,313,434      $   3,371,168
Adjustments to reconcile net income to
   cash provided by operating activities:
   Leveraged lease income                                                 -           (195,693)                -                  -
   Depreciation                                                  15,399,088         19,496,912         4,627,209          6,244,786
   Gain on sales of assets                                          444,808         (1,552,711)           93,768         (1,302,399)
   Extraordinary gain on early extinguishment of
      debt                                                                -         (2,056,574)                -         (2,056,574)
   Changes in operating assets and liabilities:
      Accounts receivable                                           778,771         (1,148,351)         (685,685)           637,815
      Other assets                                                   29,997             29,997             9,999              9,999
      Accounts payable, General Partner                            (293,287)          (714,955)         (471,314)           (79,235)
      Accounts payable, other                                       946,084            429,168         1,088,625           (414,342)
      Accrued interest expense                                     (300,656)          (386,541)          (90,529)          (103,274)
      Unearned lease income                                         (67,385)           240,210           269,599            349,761
                                                          ------------------ ------------------ -----------------  -----------------
Net cash provided by operations                                  19,836,838         21,645,430         6,155,106          6,657,705
                                                          ------------------ ------------------ -----------------  -----------------

Investing activities:
Proceeds from sales of assets                                     1,483,557          9,538,556           661,693          5,170,197
Reduction in net investment in direct financing leases            1,574,719          4,254,167           219,377          1,668,053
Purchases of equipment on operating leases                       (1,950,111)                 -                 -                  -
Payment of initial direct costs to General Partner                  (16,726)                 -                 -                  -
Purchases of equipment on direct financing leases                  (492,988)                 -                 -                  -
                                                          ------------------ ------------------ -----------------  -----------------
Net cash provided by investing activities                           598,451         13,792,723           881,070          6,838,250
                                                          ------------------ ------------------ -----------------  -----------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2001               2000               2001               2000
                                                                ----               ----               ----               ----
Financing activities:
Distributions to partners                                       (12,072,725)       (12,259,594)       (4,053,615)        (4,156,898)
Borrowings under line of credit                                   8,500,000            450,000         3,000,000            450,000
Repayments of borrowings under line of credit                    (8,500,000)       (11,600,000)       (6,500,000)        (2,500,000)
Proceeds of long-term debt                                        8,000,000         11,700,000         6,000,000                  -
Repayments of long-term debt                                    (11,222,000)       (16,177,000)       (3,108,000)        (4,370,000)
Proceeds of non-recourse debt                                             -                  -                                    -
Repayments of non-recourse debt                                  (4,718,790)        (4,142,094)       (1,511,753)        (1,024,137)
                                                          ------------------ ------------------ -----------------  -----------------
Net cash used in financing activities                           (20,013,515)       (32,028,688)       (6,173,368)       (11,601,035)
                                                          ------------------ ------------------ -----------------  -----------------
Net increase in cash and cash equivalents                           421,774          3,409,465           862,808          1,894,920
Cash and cash equivalents at beginning of
   period                                                         1,321,417          1,674,372           880,383          3,188,917
                                                          ------------------ ------------------ -----------------  -----------------
Cash and cash equivalents at end of period                      $ 1,743,191        $ 5,083,837       $ 1,743,191        $ 5,083,837
                                                          ================== ================== =================  =================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 3,429,369        $ 4,512,599       $ 1,059,731        $ 1,402,816
                                                          ================== ================== =================  =================








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                    Balance                              Expense or         Reclassi-           Balance
                                 December 31,                           Amortization       fications or      September 30,
                                     2000              Additions          of Leases        Dispositions           2001
                                     ----              ---------          ---------        ------------           ----
Net investment in operating
   leases                         $   131,717,168        $ 1,950,111      $ (15,253,981)      $(2,977,697)      $115,435,601
Net investment in direct
   financing leases                    17,087,466            492,988         (1,574,719)         (324,996)        15,680,739
Assets held for sale or lease           1,233,078                  -                  -         1,374,328          2,607,406
Reserve for losses                       (504,227)                 -                  -                 -           (504,227)
Initial direct costs, net of
   accumulated amortization               433,522             16,726           (145,107)                -            305,141
                              -------------------- ------------------ ------------------ -----------------  -----------------
                                  $   149,967,007      $   2,459,825      $ (16,973,807)     $  (1,928,365)     $133,524,660
                              ==================== ================== ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                    Balance                                                                     Balance
                                 December 31,      Acquisitions, Dispositions & Reclassifications            September 30,
                                                   ----------------------------------------------
                                     2000          1st Quarter        2nd Quarter        3rd Quarter        2001
                                     ----          -----------        -----------        -----------        ----
Transportation                    $   101,664,857      $  (5,900,528)     $      528,590     $     21,499       $ 96,314,418
Marine vessels/barges                  27,276,479           (628,843)           382,500                 -         27,030,136
Construction                           23,002,563                  -                  -                 -         23,002,563
Manufacturing                          11,801,318           (624,620)          (330,230)                -         10,846,468
Mining                                  8,536,249            476,716         (3,371,693)        3,371,693          9,012,965
Office automation                       9,880,540         (1,604,082)         2,080,798        (4,326,973)         6,030,283
Other                                   5,108,831                  -                  -           552,451          5,661,282
Materials handling                      5,559,474            954,955           (271,005)         (683,950)         5,559,474
Communications                          4,387,819                  -                  -                 -          4,387,819
                              -------------------- ------------------ ------------------ -----------------  -----------------
                                      197,218,130         (7,326,402)          (981,040)       (1,065,280)       187,845,408
Less accumulated depreciation         (65,500,962)           399,606         (3,713,835)       (3,594,616)       (72,409,807)
                              -------------------- ------------------ ------------------ -----------------  -----------------
                                  $   131,717,168      $  (6,926,796)     $  (4,694,875)    $  (4,659,896)      $115,435,601
                              ==================== ================== ================== =================  =================

All of the property on leases was acquired in 1997, 1998, 1999 and 2001.

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing
                                            Leases             Leases             Total
                                            ------             ------             -----
 Three months ending December 31, 2001     $   5,365,687      $    882,214      $   6,247,901
         Year ending December 31, 2002        21,330,703         2,722,151         24,052,854
                                  2003        12,824,809         2,329,486         15,154,295
                                  2004         8,444,660         2,263,895         10,708,555
                                  2005         5,848,757         2,219,444          8,068,201
                            Thereafter         2,131,651         1,701,567          3,833,218
                                       ------------------ -----------------  -----------------
                                           $  55,946,267      $ 12,118,757       $ 68,065,024
                                       ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.4% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:

                                             Principal          Interest            Total
                                             ---------          --------            -----
  Three months ending December 31, 2001     $      762,728    $      118,050     $      880,778
          Year ending December 31, 2002          5,757,071           799,843          6,556,914
                                   2003          3,261,508           288,853          3,550,361
                                   2004            298,403            69,364            367,767
                                   2005            322,838            42,927            365,765
                             Thereafter            331,403            25,597            357,000
                                         ------------------ -----------------  -----------------
                                             $  10,733,951     $   1,344,634       $ 12,078,585
                                         ================== =================  =================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (6.3810% at September 30, 2001).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2001, the Partnership receives or pays interest on a notional principal of $41,655,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


5.  Long-term debt (continued):

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                    Original             Balance            Rate on
     Date            Amount           September 30,      Interest Swap
   Borrowed         Borrowed              2001             Agreement
   --------         --------              ----             ---------
   4/1/1998           $ 21,770,000        $ 5,651,000           6.22000%
   7/1/1998             25,000,000          6,084,000           6.15500%
   10/1/1998            20,000,000          9,790,000           5.55000%
   4/16/1999             9,000,000          3,389,000           5.89000%
   1/26/2000            11,700,000          8,863,000           7.58000%
   5/25/2001             2,000,000          1,878,000           5.79000%
   9/28/2001             6,000,000          6,000,000           4.36000%
               -------------------- ------------------
                      $ 95,470,000       $ 41,655,000
               ==================== ==================

Future minimum principal payments of long-term debt are as follows:

                                           Principal          Interest            Total
                                           ---------          --------            -----
 Three months ending December 31, 2001     $   3,115,000     $     616,317      $   3,731,317
         Year ending December 31, 2002        12,860,000         1,954,451         14,814,451
                                  2003         8,903,000         1,310,600         10,213,600
                                  2004         7,186,000           830,105          8,016,105
                                  2005         5,766,000           438,770          6,204,770
                            Thereafter         3,825,000           341,453          4,166,453
                                       ------------------ -----------------  -----------------
                                           $  41,655,000     $   5,491,696       $ 47,146,696
                                       ================== =================  =================


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                       2001               2000
                                                                                       ----               ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                    $     943,372         $1,364,126

Cost reimbursements to General Partner                                                    895,938            477,104
                                                                                 -----------------  -----------------
                                                                                    $   1,839,310      $   1,841,230
                                                                                 =================  =================


7. Partner's capital:

As of  September  30,  2001,  14,996,050  Units  ($149,960,050)  were issued and outstanding. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)



7. Partner's capital (continued):

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

At September 30, 2001, the Partnership had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was incompliance with its covenants as of September 30, 2001.


9.  Commitments:

As of September 30, 2001, the Company had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 2001 and 2000, our primary activity was engaging in equipment leasing activities.

Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire we will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on our success in re-leasing or selling the equipment as it comes off lease.

We participate with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 12, 2002.

We anticipate reinvesting a portion of lease payments from assets owned in new leasing transactions. These reinvestments will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the General Partner and providing for cash distributions to the Limited Partners.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against its current portfolio to meet such requirements. We envision no such requirements for operating purposes.

We do not expect to make commitments of capital other than for the acquisition of additional equipment. As of September 30, 2001, we had made none of these commitments.

If inflation in the general economy becomes significant, it may affect us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, our revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Our leases already in place, for the most part, would not be affected by changes in interest rates.

During 2001 and 2000, our primary source of liquidity was rents from operating leases.

In both 2001 and in 2000, our cash flows from operating activities came almost entirely from operating lease rents for both the three and nine month periods.

Our sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Rents from direct financing leases decreased compared to 2000 as a result of asset sales over the last year. We do not expect that the amounts of proceeds from sales of assets will be consistent from one period to another. In 2001, we used cash in investing activities to purchase assets on operating and direct financing leases and to pay initial direct costs to the Managing Member.

In 2000, borrowings on the line of credit and proceeds of long-term debt were our only sources of cash from financing sources. In 2001, our sources of cash from financing activities consisted of borrowings on the line of credit and proceeds of long-term debt.

The amounts we distributed to our partners have not changed significantly compared to 2000. The amounts of cash we used to repay non-recourse debt decreased for the nine month period and the three month period as a result of scheduled debt payments we have made.

Results of operations

In 2001, our operations resulted in a net income of $2,899,418 (nine months) and $1,313,434 (three months). Our operations in 2000 resulted in a net income of $7,503,968 (nine months) and $3,371,009 (three months). Our primary source of revenues is from operating leases. These lease revenues and the related depreciation expenses have decreased compared to 2000 as a result of asset sales over the last year. Equipment management fees are based on our rental revenues and have decreased due to decreases in our revenues from leases. Incentive management fees are based on the levels of distributions of cash from operations to limited partners. Our lease revenues and distributions of operating cash flows decreased compared to 2000, and as a result, management fees also decreased. Interest expense has decreased as a result of the scheduled debt payments we have made over the last year.

In December 1999, one of our lessees (Applied Magnetics) defaulted on its leases and sought protection under the Bankruptcy Act. As a result, we established reserves related to those assets which had been leased to Applied Magnetics as of December 31, 1999. During the third quarter of 2000, we sold most of the lease assets at auction and the non-recourse debt which had been used to finance a significant portion of the assets was extinguished. This resulted in an extraordinary gain.


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

The Debtor filed a plan of reorganization, granting stock and warrants to a newly reorganized debtor, which was voted upon and approved by the creditors in October 2001 and confirmed by the Court in November 2001. The plan calls for the Debtor to change its name to "Integrated Micro-Technology" and enter into a new line of business, in the manufacture and production of "micro-machines". The success of this new business plan is highly uncertain.

The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

          (a)Documents filed as a part of this report

          1.  Financial Statements

              Included in Part I of this report:

                    Balance Sheets, September 30, 2001 and December 31, 2000.

                    Statements of operations for the nine and three month periods ended September 30, 2001 and 2000.

                    Statement of changes in partners' capital for the nine months ended September 30, 2001.

                    Statement of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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

Date:
November 12, 2001

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



         By: ATEL Financial Corporation
             General Partner of Registrant




                             By:    /s/ DEAN L. CASH
                                  -------------------------------------
                                  Dean L. Cash
                                  President and Chief Executive Officer
                                  of General Partner




                             By:    /s/ PARITOSH K. CHOKSI
                                  -------------------------------------
                                  Paritosh K. Choksi
                                  Executive Vice President of
                                  Managing Member and Principal
                                  financial officer of registrant




         By:   /s/ DONALD E. CARPENTER
             ---------------------------------------
             Donald E. Carpenter
             Principal accounting
             officer of registrant