Form 10-K
period 2001-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2002-03-27
CIK 1019542

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2001
                                       OR
                       |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                            ____

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 29, 1996, filed pursuant to Rule 424(b) (Commission File No. 333-08879) is hereby incorporated by reference into Part IV hereof.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the state of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for
15,000,000  ($150,000,000)  Limited  Partnership  Units  and  the  offering  was
terminated.   As  of  December  31,  2001,  14,996,050  Units  were  issued  and outstanding.

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

As of December 31, 2001, the Partnership had purchased equipment with a total acquisition price of $295,738,953.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 2001 and 2000, no single lessee generated more than 10% of the Partnership's lease revenues. During 1999 certain lessees generated significant portions of the Partnership's total lease revenues as follows:

          Lessee                             Type of Equipment          2001     2000    1999
          ------                             -----------------          ----     ----    ----
Burlington Northern Santa Fe Railroad        Locomotives & intermodal     *       *      10%
   Company                                      containers

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

Equipment Leasing Activities

Through December 31, 2001, the Partnership has disposed of certain leased assets as set forth below:

                                                               Excess of
         Type of           Original                            Rents Over
        Equipment        Equipment Cost      Sale Price         Expenses *
        ---------        --------------      ----------         ----------
Manufacturing               $20,148,978       $ 6,598,632       $ 12,995,002
Transportation               15,633,616         7,357,523         12,511,925
Aircraft                      3,764,124         4,330,088          1,814,760
Other                         2,146,575           340,470          1,354,717
Office automation             6,200,335           911,459          6,044,229
Food processing               1,879,008         1,304,001          1,662,983
Furniture and fixtures        1,350,493           765,340          1,068,345
Mining                          816,729           888,685            173,808
Materials handling              572,978            25,095            746,386
                        ----------------  ----------------  -----------------
                            $52,512,836      $ 22,521,293       $ 38,372,155
                        ================  ================  =================

* Includes only those expenses directly related to the production of the related rents.

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2001 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                   Purchase Price Excluding Percentage of Total
       Asset Types                     Acquisition Fees          Acquisitions
       -----------                     ----------------          ------------
Transportation, rail cars                 $ 64,328,409                 21.76%
Manufacturing                               45,709,520                 15.46%
Mining                                      30,756,101                 10.40%
Transportation, other                       26,723,940                  9.04%
Transportation, intermodal containers       26,631,519                  9.01%
Marine vessels                              22,335,250                  7.55%
Motor Vehicles                              12,519,832                  4.23%
Office automation                           11,449,934                  3.87%
Materials handling                           9,942,309                  3.36%
Medical                                      9,133,951                  3.09%
Aircraft                                     6,310,979                  2.13%
Railroad locomotives                         5,010,960                  1.69%
Other *                                     24,886,249                  8.41%
                                      -----------------      -----------------
                                         $ 295,738,953                100.00%
                                      =================      =================

                                   Purchase Price Excluding  Percentage of Total
    Industry of Lessee                 Acquisition Fees          Acquisitions
    ------------------                 ----------------          ------------
Transportation, rail                      $ 73,779,368                 24.95%
Municipalities                              45,050,058                 15.23%
Transportation, other                       43,079,361                 14.57%
Manufacturing, other                        34,283,793                 11.59%
Electronics                                 26,062,302                  8.81%
Mining                                      17,670,967                  5.98%
Business services                           15,093,493                  5.10%
Primary metals                              13,251,254                  4.48%
Other *                                     27,468,357                  9.29%
                                      -----------------      -----------------
                                         $ 295,738,953                100.00%
                                      =================      =================

* Individual amounts included in "Other" represent less than 2.5% of the total.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2001, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership had assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in recoveries of $1,773,798 or 21.7% of original equipment cost. As of November 1, 2000, liquidation of the assets was completed.

The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the debtor in October 2001. The Plan provided that the Debtor change its name to "Integrated Micro-Technology", and enter into a new line of business, the manufacture and production of "micro-machines". As part of the Plan, the Partnership, along with the other unsecured creditors, receives a proportionate share of their unsecured claims, in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.

Pioneer Companies, Inc.:

On July 31, 2001, petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code were filed by the Pioneer Companies, Inc., et al. The Partnership's Proof of Claim was timely filed on October 14, 2001, with the Bankruptcy Clerk in Houston. The Partnership is the successor in interest to First Union Rail Corporation (FURC) under four (4) tank car lease schedules for 36 tank cars with Pioneer Chlor-Alkali Company, Inc. n/k/a Pioneer Americas, Inc. (together, the "Lease"). FURC manages the Lease for the Partnership. The Order Confirming Debtor's Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code ("Plan") was entered on November 28, 2001. The Effective Date, as defined in the Plan, was December 31, 2001. Pursuant to Schedules 6.1(a)(x) and 6.1(a)(y) of the Plan, the Lease was rejected by the debtor.

Although the equipment was to be returned to FURC by December 31, 2001, the debtor has continued to use and pay for the equipment under the Lease on a month-to-month basis. A letter agreement has been forwarded to debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease at least until March 31, 2002. The full extent of any recovery is not known at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


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

Holders

As of December 31, 2001, a total of 5,586 investors were record holders of Units in the Partnership.

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

The rate for monthly distributions from 2001 operations was $0.0833 per Unit. The distributions were paid in February 2001 through December 2001 and in January 2002. For each quarterly distribution (paid in April, July and October 2001 and in January 2002) the rate was $0.25 per Unit. Distributions were from 2001 cash flows from operations.

The rate for monthly distributions from 2000 operations was $0.0833 per Unit. The distributions were paid in February 2000 through December 2000 and in January 2001. For each quarterly distribution (paid in April, July and October 2000 and in January 2001) the rate was $0.25 per Unit. Distributions were from 2000 cash flows from operations.

The rate for monthly distributions from 1999 operations was $0.0833 per Unit. The distributions were paid in February 1999 through December 1999 and in January 2000. For each quarterly distribution (paid in April, July and October 1999 and in January 2000) the rate was $0.25 per Unit. Distributions were from 1999 cash flows from operations.

The following table presents summarized information regarding distributions to Limited Partners:

                                                  2001              2000             1999              1998              1997
                                                  ----              ----             ----              ----              ----
Distributions of net income (loss)                    $ 0.01            $ 0.53          $ (0.17)           $ 0.46           $ (0.20)
Return of investment                                    0.99              0.48             1.17              0.45              0.99
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Distributions per Unit                                  1.00              1.01             1.00              0.91              0.79
Differences due to timing of distributions                 -             (0.01)               -              0.09              0.21
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Nominal distribution rates from above                 $ 1.00            $ 1.00           $ 1.00            $ 1.00            $ 1.00
                                             ================ ================= ================ ================= =================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2001, 2000, 1999, 1998 and 1997. This financial data should be read in conjunction with the financial statements and related notes included under
Part II Item 8.


                                                  2001              2000             1999              1998              1997
                                                  ----              ----             ----              ----              ----
Gross revenues                                   $30,646,525      $ 41,463,919     $ 39,634,771      $ 37,195,090       $ 7,373,981

Net income (loss)                                $ 2,939,818       $ 9,158,705     $ (2,159,370)      $ 5,279,496        $ (738,233)

Weighted average Units outstanding                14,996,050        14,996,050       14,996,050        10,729,510         3,380,442

Net income (loss) allocated to
   Limited Partners                                $ 140,295       $ 7,938,589     $ (2,622,996)      $ 4,883,534        $ (682,866)

Net income (loss) per Unit, based on
   weighted average Units outstanding                 $ 0.01            $ 0.53          $ (0.17)           $ 0.46           $ (0.20)

Distributions per Unit, based on
   weighted average Units outstanding                 $ 1.00            $ 1.01           $ 1.00            $ 0.91            $ 0.79

Total Assets                                    $135,853,619     $ 157,600,746    $ 191,424,300     $ 212,456,902      $104,416,786

Non-recourse Debt                                $ 9,971,225      $ 15,452,741     $ 21,780,420      $ 16,599,347       $ 8,127,374

Other long-term debt                             $38,540,000      $ 44,877,000     $ 53,181,000      $ 61,553,000               $ -

Total Partners' Capital                          $79,492,851      $ 94,163,608    $ 101,313,784     $ 119,711,246      $ 53,900,414


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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition facility                                 $      4,100,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                             13,500,000
                                                                                                 -----------------
Total borrowings under the acquisition facility                                                         17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *       10,999,501
                                                                                                 -----------------
Total outstanding balance                                                                         $    28,599,501
                                                                                                 =================

Total available under the line of credit                                                          $    62,000,000
Total outstanding balance                                                                             (28,599,501)
                                                                                                 -----------------
Remaining availability                                                                            $    33,400,499
                                                                                                 =================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 2001, the Partnership had commitments to purchase lease assets totaling approximately $1,764,000.

As of December 31, 2001, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2002, generated from operations in 2001.

The Partnership currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required the General Partner to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The General Partner anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in February 2002.

See Item 7a and Note 5 to the financial statements for additional information regarding this program and related interest rate swaps.

It is the intention of the Partnership to use the receivables funding program as its primary source of debt financing. The Partnership will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

The General Partner expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Limited Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

See Note 4 to the financial statements for additional information regarding non-recourse debt.

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

Cash Flows

            2001 vs. 2000:

Cash flows from operations decreased from $28,382,888 in 2000 to $23,869,682 in 2001, a decrease of $4,513,206. Rents from operating leases is the primary source of operating cash flows. Sales of operating lease assets in 2000 and 2001 led to the decrease in operating lease revenues compared to 2000.

In 2001 and 2000, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets decreased from $10,439,849 in 2000 to $3,830,077 in 2001, a decrease of $6,609,772. Rents from direct financing leases decreased by $293,602 as a result of sales of lease assets in 2000 and 2001.

In 2001, financing sources of cash consisted of proceeds of long-term debt and borrowings on the line of credit. In 2000, financing sources of cash consisted of proceeds of long-term debt, proceeds of non-recourse debt and borrowings on the line of credit. The proceeds of long-term debt were used to repay the line of credit. The additional non-recourse debt was assumed as a part of the acquisition of leased assets in 2001 and 2000.

Cash used to repay long-term debt decreased as a result of reduced scheduled payments, net of the effect of the additional borrowings in 2001. Overall, average debt balances were lower in 2001 than in 2000.

            2000 vs. 1999:

Cash flows from operations decreased from $29,817,476 in 1999 to $28,382,888 in 2000, a decrease of $1,434,588. Rents from operating leases is the primary source of operating cash flows. Purchases of operating lease assets in 1999 led to the slight increase in operating lease revenues compared to 1999.

In 2000, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets increased from $2,469,199 in 1999 to $10,439,849 in 2000, an increase of $7,970,650. Rents from direct financing leases decreased by $851,900 as a result of lease maturities and sales of lease assets in 1999 and 2000.

In 2000, financing sources of cash consisted of proceeds of long-term debt, proceeds of non-recourse debt and borrowings on the line of credit. The proceeds of long-term debt were used to repay the line of credit. The additional non-recourse debt was assumed as a part of the acquisition of leased assets in 2000.

Cash used for distributions to partners did not change significantly. Non-recourse debt payments increased as a result of the early repayment of the debt associated with the leases to Applied Magnetics. See Item 3 for a further discussion of the Applied Magnetics lease.

Cash used to repay long-term debt decreased as a result scheduled payments, net of the effect of the additional borrowings in 2000. Overall, average debt balances were lower in 2000 than in 1999.

Results of Operations

As of January 7, 1997, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). There were no operations in 1996.

            2001 vs. 2000:

Operations resulted in net income of $2,939,818 in 2001 compared to $9,158,705 in 2000.

Revenues from leases decreased from $38,849,507 in 2000 to $31,726,016 in 2001, a decrease of $7,123,491. Decreases resulted from asset sales in 2000 and in 2001. Gains and losses on sales of assets decreased from a gain of $2,381,787 in 2000 to a loss of $1,145,708 in 2001, a decrease of $3,527,495. Such gains and losses are not expected to be consistent from one period to another.

Depreciation expense decreased in 2001 compared to 2000 as a result of asset sales in 2000 and 2001.

Interest expense declined as a result of scheduled debt payments and the early extinguishment of the Applied Magnetics debt in 2000. Total debt, including the line of credit, decreased from $60,329,741 at December 31, 2000 to $52,611,225 at December 31, 2001.

            2000 vs. 1999:

Operations resulted in net income of $9,158,705 compared to a loss of $2,159,370 in 1999.

Revenues from leases increased from $38,780,392 in 1999 to $38,849,507 in 2000, an increase of $69,115. Increases resulting from asset purchases in 1999 and in 2000 were offset by the effects of assets sales. Gains on sales of assets increased from $784,853 in 1999 to $2,381,787 in 2000, an increase of $1,596,934. Such gains and losses are not expected to be consistent from one period to another.

Depreciation expense increased slightly (less than 2%) compared to 1999 as a result of asset acquisitions in 1999.

Interest expense declined as a result of scheduled debt payments and the early extinguishment of the Applied Magnetics debt. These repayments and extinguishments exceeded the amounts of new borrowings in 2000. Total debt, including the line of credit, decreased from $86,111,420 at December 31, 1999 to $60,329,741 at December 31, 2000.

In 2000, there were no new major lease defaults similar to the Applied Magnetics default in 1999. Consequently, there were no new provisions for losses or doubtful accounts in 2000.

The Partnership recognized an extraordinary gain on the early extinguishment of debt of $2,056,574. This was related to the non-recourse debt on the Applied Magnetics leases, which was extinguished upon foreclosure by the lender in 2000.

Derivative Financial Instruments

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

The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Partnership recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses reported in net income or other comprehensive income, as appropriate. See Note 5 to the financial statements for additional information.

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.


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

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2001, there was an outstanding balance of $4,100,000 on the floating rate line of credit and the effective interest rate of the borrowings was 4.75%.

Also, as described in the caption "Capital Resources and Liquidity," the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Partnership enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under facility at the fixed (hedged) interest rate. As of December 31, 2001, borrowings on the facility were $38,540,000 and the associated variable interest rate was 2.0624%. The average fixed interest rate achieved with the swap agreements was 6.084%.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 2001, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Partnership's 2002 variable interest expense by approximately $322,000.

See the Notes to the financial statements for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 31.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2002

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                   2001              2000
                                                   ----              ----
Cash and cash equivalents                           $ 936,189       $ 1,321,417

Accounts receivable, net of allowance for
     doubtful accounts of $118,067 in 2001,
     none in 2000                                   5,759,540         6,222,311

Other assets                                          108,015            90,011

Investments in equipment and leases               129,049,875       149,967,007
                                             ----------------- -----------------
Total assets                                    $ 135,853,619      $157,600,746
                                             ================= =================




                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $ 9,971,225      $ 15,452,741

Other long-term debt                               38,540,000        44,877,000

Line of credit                                      4,100,000                 -

Accounts payable and accruals:
   General Partner                                    580,916           605,684
   Other                                              510,598           703,761

Accrued interest payable                              355,458           533,858

Interest rate swap contracts                        1,326,006                 -

Unearned lease income                                 976,565         1,264,094
                                             ----------------- -----------------
                                                   56,360,768        63,437,138

Total partners' capital                            79,492,851        94,163,608
                                             ----------------- -----------------
Total liabilities and partners' capital         $ 135,853,619      $157,600,746
                                             ================= =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Revenues:                                                                2001              2000              1999
                                                                         ----              ----              ----
Leasing activities:
   Operating leases                                                    $ 30,657,648      $ 37,500,588      $ 36,784,290
   Direct financing leases                                                1,068,368         1,153,226         1,852,614
   Leveraged leases                                                               -           195,693           143,488
   (Loss) gain on sales of assets                                        (1,145,708)        2,381,787           784,853
Interest income                                                              55,569           157,678            49,225
Other                                                                        10,648            74,947            20,301
                                                                    ---------------- ----------------- -----------------
                                                                         30,646,525        41,463,919         39,634,771
Expenses:
Depreciation and amortization                                            20,023,249        25,306,146        24,868,782
Interest                                                                  4,029,695         5,307,064         6,082,904
Other                                                                     1,345,396           973,204         1,467,738
Equipment and incentive management fees to affiliates                     1,175,912         1,770,779         1,892,306
Cost reimbursements to General Partner                                      851,382           917,952           556,577
Professional fees                                                           163,006            86,643           146,794
Provision for doubtful accounts                                             118,067                 -           724,906
Provision for losses and impairments                                              -                 -         6,054,134
                                                                    ---------------- ----------------- -----------------
                                                                         27,706,707        34,361,788        41,794,141
                                                                    ---------------- ----------------- -----------------
Income (loss) before extraordinary item                                   2,939,818         7,102,131        (2,159,370)
Extraordinary gain on early extinguishment of debt                                -         2,056,574                 -
                                                                    ---------------- ----------------- -----------------
Net income (loss)                                                       $ 2,939,818       $ 9,158,705      $ (2,159,370)
                                                                    ================ ================= =================

Net income (loss):
   General Partner                                                      $ 2,799,523       $ 1,220,116         $ 463,626
   Limited Partners                                                         140,295         7,938,589        (2,622,996)
                                                                    ---------------- ----------------- -----------------
                                                                        $ 2,939,818       $ 9,158,705      $ (2,159,370)
                                                                    ================ ================= =================

Income (loss) before extraordinary item per Limited Partnership unit         $ 0.01            $ 0.40           $ (0.17)
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                   -              0.13                 -
                                                                    ---------------- ----------------- -----------------
Net income (loss) per Limited Partnership unit                               $ 0.01            $ 0.53           $ (0.17)
                                                                    ================ ================= =================

Weighted average number of units outstanding                              14,996,050       14,996,050         14,996,050








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                   Accumulated
                                                                                                      Other
                                                                                                   Comprehensive
                                                              Limited Partners      General           Income
                                                              ----------------
                                                  Units            Amount           Partner           (Loss)            Total
                                                  -----            ------           -------           ------            -----
Balance December 31, 1998                         14,996,050     $ 120,428,411       $ (717,165)              $ -      $119,711,246

Distributions to Limited Partners
   ($1.00 per Unit)                                                (14,977,030)               -                 -       (14,977,030)
Distributions to General Partner                                             -       (1,261,062)                -        (1,261,062)
Net income                                                          (2,622,996)         463,626                 -        (2,159,370)
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 1999                         14,996,050       102,828,385       (1,514,601)                -       101,313,784

Distributions to Limited Partners
   ($1.01 per Unit)                                                (15,088,765)               -                 -       (15,088,765)
Distributions to General Partner                                             -       (1,220,116)                -        (1,220,116)
Net income (loss)                                                    7,938,589        1,220,116                 -         9,158,705
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2000                         14,996,050        95,678,209       (1,514,601)                -        94,163,608

Distributions to Limited Partners
   ($1.00 per Unit)                                                (14,999,647)               -                 -       (14,999,647)
Distributions to General Partner                                             -       (1,284,922)                -        (1,284,922)
Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                           -                -           281,661           281,661
Unrealized decrease in value of
   interest rate swap contracts                                              -                -        (1,607,667)       (1,607,667)
Net income                                                             140,295        2,799,523                 -         2,939,818
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2001                         14,996,050      $ 80,818,857              $ -      $ (1,326,006)     $ 79,492,851
                                             ================ ================= ================ ================= =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001              2000              1999
                                                                       ----              ----              ----
Operating activities:
Net income (loss)                                                     $ 2,939,818       $ 9,158,705      $ (2,159,370)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Leveraged lease income                                                     -          (195,693)         (143,488)
     Depreciation and amortization                                     20,023,249        25,306,146        24,868,782
     Provision for losses and impairments                                       -                 -         6,054,134
     Provision for doubtful accounts                                      118,067                 -           724,906
     Loss (gain) on sales of assets                                     1,145,708        (2,381,787)         (784,853)
     Extraordinary gain on early extinguishment of debt                         -        (2,056,574)                -
     Changes in operating assets and liabilities:
         Accounts receivable                                              344,704          (596,206)           29,875
         Other assets                                                     (18,004)           39,996            39,996
         Accounts payable, General Partner                                (24,768)         (829,967)        1,057,696
         Accounts payable, other                                         (193,163)          277,865          (258,579)
         Accrued interest payable                                        (178,400)         (180,839)          (91,056)
         Unearned lease income                                           (287,529)         (158,758)          479,433
                                                                  ---------------- ----------------- -----------------
Net cash provided by operating activities                              23,869,682        28,382,888        29,817,476
                                                                  ---------------- ----------------- -----------------

Investing activities:

Proceeds from sales of assets                                           3,830,077        10,439,849         2,469,199
Reduction of net investment in direct financing leases                  2,261,062         2,554,664         3,406,564
Purchases of equipment on direct financing leases                      (4,344,293)       (1,678,000)         (860,492)
Initial direct lease costs                                                (48,560)          (18,370)         (880,362)
Purchases of equipment on operating leases                             (1,950,111)                -       (13,793,316)
                                                                  ---------------- ----------------- -----------------
Net cash (used in) provided by investing activities                      (251,825)       11,298,143        (9,658,407)
                                                                  ---------------- ----------------- -----------------

Financing activities:
Distributions to Limited Partners                                     (14,999,647)      (15,088,765)      (14,977,030)
Distributions to General Partner                                       (1,284,922)       (1,220,116)       (1,261,062)
Borrowings under line of credit                                        12,900,000           450,000        15,822,824
Repayments of borrowings under line of credit                          (8,800,000)      (11,600,000)      (16,454,531)
Proceeds of other long-term debt                                        8,000,000        11,700,000         9,000,000
Repayments of other long-term debt                                    (14,337,000)      (17,947,426)      (17,372,000)
Repayments of non-recourse debt                                        (5,481,516)       (6,912,082)       (4,339,675)
Proceeds of non-recourse debt                                                   -           584,403         9,520,748
                                                                  ---------------- ----------------- -----------------
Net cash used in financing activities                                 (24,003,085)      (40,033,986)      (20,060,726)
                                                                  ---------------- ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                     (385,228)         (352,955)           98,343
Cash and cash equivalents at beginning of year                          1,321,417         1,674,372         1,576,029
                                                                  ---------------- ----------------- -----------------
Cash and cash equivalents at end of year                                $ 936,189       $ 1,321,417       $ 1,674,372
                                                                  ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001              2000              1999
                                                                       ----              ----              ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                $ 4,208,095       $ 5,487,903       $ 6,173,960
                                                                  ================ ================= =================

Schedule of non-cash transactions:

Extraordinary gain on early extinguishment of debt                            $ -       $ 2,056,574               $ -
                                                                  ================ ================= =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

    December 31, 2001


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

The General Partner of the Partnership is ATEL Financial Services LLC (ATEL). Prior to converting to a limited liability company structure, the General Partner was formerly known as ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2001, the original terms of the leases ranged from eighteen months to eleven years.

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

                                December 31, 2001


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                  2001              2000
                                                  ----              ----
     Financial statement basis of net assets    $ 79,492,851      $ 94,163,608
     Tax basis of net assets                      (1,474,318)       28,061,745
                                             ---------------- -----------------
     Difference                                 $ 80,967,169      $ 66,101,863
                                             ================ =================

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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                   2001              2000              1999
                                                   ----              ----              ----
  Net income (loss) per financial statements      $ 2,939,818       $ 9,158,705      $ (2,159,370)
  Adjustment to depreciation expense              (18,455,212)      (20,229,067)      (38,503,336)
  Adjustments to lease revenues                     2,381,967           573,208         3,664,666
  Provision for losses                               (118,067)                -         6,054,134
                                              ---------------- ----------------- -----------------
  Net loss per federal tax return               $ (13,251,494)     $(10,497,154)     $(30,943,906)
                                              ================ ================= =================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

    December 31, 2001


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2001, 2000 and 1999.

Basis of presentation:

The accompanying financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

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

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Partnership adjusted hedging instruments to fair value in the balance sheet and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


2.  Summary of significant accounting policies (continued):

The Partnership utilizes cash flow hedges comprised of interest rate swaps. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

The effective portion of the change in fair value of the hedging derivatives is recorded in Accumulated Other Comprehensive Income (AOCI) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is dedesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities which are carried at historical cost, with interest recorded on an accrual basis).

Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Partnership's financial position and results of operations.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                             Depreciation
                                                                              Expense or         Reclass-
                                         December 31,                        Amortization     ifications or    December 31,
                                              2000           Additions         of Leases       Dispositions          2001
                                              ----           ---------         ---------       ------------          ----
Net investment in operating leases          $131,717,168       $ 1,950,111    $ (19,829,145)     $(12,771,545)     $101,066,589
Net investment in direct financing
   leases                                     17,087,466         4,344,293       (2,261,062)         (238,776)       18,931,921
Reserve for losses and impairments              (504,227)                -                -                 -          (504,227)
Assets held for sale or lease                  1,233,078                 -                -         8,034,536         9,267,614
Initial direct costs, net of
   accumulated amortization of
   $726,703 in 2001 and $532,599 in 2000         433,522            48,560         (194,104)                -           287,978
                                         ---------------- ----------------- ---------------- ----------------- -----------------
                                            $149,967,007       $ 6,342,964    $ (22,284,311)     $ (4,975,785)     $129,049,875
                                         ================ ================= ================ ================= =================

Operating leases:

Property on operating lease consists of the following:

                                                                      Reclass-
                               December 31,                        ifications or    December 31,
                                     2000           Additions       Dispositions          2001
                                     ----           ---------       ------------          ----
Transportation                    $ 101,664,857              $ -      $(20,876,173)     $ 80,788,684
Marine vessels / barges              27,276,479                -          (246,343)       27,030,136
Construction                         23,002,563                -          (170,600)       22,831,963
Manufacturing                        11,801,318                -        (2,098,517)        9,702,801
Mining                                8,536,249          476,716                 -         9,012,965
Other                                 5,108,831        1,473,395          (768,493)        5,813,733
Office automation                     9,880,540                -        (4,582,908)        5,297,632
Materials handling                    5,559,474                -          (293,820)        5,265,654
Communications                        4,387,819                -                 -         4,387,819
                               ----------------- ---------------- ----------------- -----------------
                                    197,218,130        1,950,111       (29,036,854)      170,131,387
Less accumulated depreciation       (65,500,962)     (19,829,145)       16,265,309       (69,064,798)
                               ----------------- ---------------- ----------------- -----------------
                                  $ 131,717,168    $ (17,879,034)     $(12,771,545)     $101,066,589
                               ================= ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


3.  Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2001, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2001 and 2000:

                                                                 2001              2000
                                                                 ----              ----
Total minimum lease payments receivable                        $ 15,374,654      $ 14,005,112
Estimated residual values of leased equipment (unguaranteed)      8,678,613         8,443,602
                                                            ---------------- -----------------
Investment in direct financing leases                            24,053,267        22,448,714
Less unearned income                                             (5,121,346)       (5,361,248)
                                                            ---------------- -----------------
Net investment in direct financing leases                      $ 18,931,921      $ 17,087,466
                                                            ================ =================

All of the property on leases was acquired in the years 1997 through 2001.

At December 31, 2001, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                             Direct
       Year ending        Operating        Financing
       December 31,        Leases            Leases            Total
       ------------        ------            ------            -----
                2002       $23,011,324       $ 3,627,497     $ 26,638,821
                2003        14,472,424         3,234,832       17,707,256
                2004         9,652,671         3,144,239       12,796,910
                2005         6,430,498         3,083,206        9,513,704
                2006         1,509,428         1,528,750        3,038,178
          Thereafter           769,350           756,130        1,525,480
                       ---------------- ----------------- ----------------
                           $55,845,695      $ 15,374,654     $ 71,220,349
                       ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


3.  Investments in equipment and leases (continued):

Reserves for losses and impairments and allowance for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                          Allowance for     Allowance for
                                           reserves and       doubtful
                                           impairments        accounts
       Balance December 31, 1998                $ 131,232              $ -
       Provision                                6,054,134          724,906
       Charge offs                                      -         (724,906)
                                         ----------------- ----------------
       Balance December 31, 1999                6,185,366                -
       Charge offs                             (5,681,139)               -
                                         ----------------- ----------------
       Balance December 31, 2000                  504,227                -
       Provision                                        -          118,067
                                         ----------------- ----------------
       Balance December 31, 2001                $ 504,227        $ 118,067
                                         ================= ================

At December 31, 2001, the Partnership had commitments to purchase lease assets totaling approximately $1,764,000.


4.  Non-recourse debt:

At December 31, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly and semi-annual payments. Interest on the notes is at fixed rates from 7.0% to 16.6%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2001, the carrying value of the pledged assets is $24,132,681. The notes mature from 2002 through 2008.

Future minimum payments of non-recourse debt are as follows:

       Year ending
       December 31,       Principal         Interest           Total
                2002       $ 5,757,071         $ 799,843      $ 6,556,914
                2003         3,261,508           288,853        3,550,361
                2004           298,403            67,364          365,767
                2005           322,838            42,927          365,765
                2006           216,850            20,179          237,029
          Thereafter           114,555             5,418          119,973
                       ---------------- ----------------- ----------------
                           $ 9,971,225       $ 1,224,584     $ 11,195,809
                       ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (2.0624% at December 31, 2001), based on an index of A1 commercial paper.

The Program requires the General Partner on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2001, the Partnership receives or pays interest on a notional principal of $38,540,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                           Original          Balance       Payment Rate on
                            Amount         December 31,     Interest Swap
        Date Borrowed      Borrowed            2001           Agreement
        -------------      --------            ----           ---------
          4/1/1998          $21,770,000       $ 4,900,000      6.220%
          7/1/1998           25,000,000         5,628,000      6.155%
         10/1/1998           20,000,000         9,076,000      5.550%
         4/16/1999            9,000,000         3,122,000      5.890%
         1/26/2000           11,700,000         8,427,000      7.580%
         5/25/2001            2,000,000         1,785,000      5.790%
         9/28/2001            6,000,000         5,602,000      4.360%
                        ---------------- -----------------
                            $95,470,000      $ 38,540,000
                        ================ =================

The long-term debt borrowings mature from 2002 through 2009. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                Swap Notional /                                     Rates on
Year ending          Debt                                        Interest Swap
December 31,       Principal       Interest         Total         Agreements*
                   ---------       --------         -----         -----------
          2002      $12,860,000     $ 1,954,451   $ 14,814,451   6.067% - 6.084%
          2003        8,903,000       1,310,600     10,213,600   6.072% - 6.114%
          2004        7,186,000         830,105      8,016,105   6.104% - 6.163%
          2005        5,766,000         438,770      6,204,770   6.193% - 6.589%
          2006        1,946,000         193,789      2,139,789   6.785% - 7.009%
          2007          903,000         103,979      1,006,979   7.007% - 7.211%
          2008          635,000          46,443        681,443   7.245% - 7.580%
          2009          341,000          12,229        353,229       7.58%
                ---------------- --------------- --------------
                    $38,540,000     $ 4,890,366   $ 43,430,366
                ================ =============== ==============

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.0624% at December 31, 2001).

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


5.  Other long-term debt (continued):

In 2001, the net effect of the interest rate swaps was to increase interest expense by $622,647.


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

The  General   Partner   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 2001, 2000 and 1999:

                                                                                     2001              2000              1999
                                                                                     ----              ----              ----

Incentive  management  fees  (computed  as 4.0% of  distributions  of cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                    $ 1,175,912       $ 1,770,779       $ 1,892,306


Administrative cost reimbursements to General Partner                                   851,382           917,952           556,577
                                                                                ---------------- ----------------- -----------------
                                                                                    $ 2,027,294       $ 2,688,731       $ 2,448,883
                                                                                ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


7.  Partners' capital:

As of  December  31,  2001,  14,996,050  Units  ($149,960,050)  were  issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocation of income was made to the General Partner in 2001. The amount allocated was determined so as to bring the General Partner's ending capital account balance to zero.

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

                                December 31, 2001


8.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to the General Partner's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2001, 2000 and 1999, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                2001             2000              1999
                                ----             ----              ----
    Municipalities              17%               16%              15%
    Transportation, other       14%               12%               *
    Transportation, rail        13%               19%              19%
    Electronics                  *                 *               12%
    *  Less than 10%

During 2001 and 2000, no customers comprised in excess of 10% of the Partnership's revenues from leases. During 1999, one customer comprised 10% of the Partnership's revenues from leases.


9.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                $      4,100,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                             13,500,000
                                                                                                 -----------------
Total borrowings under the acquisition facility                                                         17,600,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility *       10,999,501
                                                                                                 -----------------
Total outstanding balance                                                                         $    28,599,501
                                                                                                 =================

Total available under the line of credit                                                          $    62,000,000
Total outstanding balance                                                                             (28,599,501)
                                                                                                 -----------------
Remaining availability                                                                            $    33,400,499
                                                                                                 =================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


9.  Line of credit (continued):

The Partnership borrowed $12,900,000, $450,000 and $15,822,824 under the line of credit during 2001, 2000 and 1999, respectively. Repayments on the line of credit were $8,800,000, $11,600,000 and $16,454,331 during 2001, 2000 and 1999, respectively. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at December 31, 2001 was 4.75%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2001.


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2001 is $10,318,479.

Other long-term debt:

The carrying value of the Partnership's other long-term debt its fair value at December 31, 2001.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by obtaining independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded at fair value at December 31, 2001.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


11.  Extraordinary gain on extinguishment:

In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under operating leases with a net book value of $8,048,095 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership estimated that the proceeds from the future sales of those assets, which were financed with non-recourse debt, would not be sufficient to satisfy the non-recourse lender. The debt balance was $2,056,474 at December 31, 1999. As a result, the Partnership fully reserved for those assets as of December 31, 1999. The portion of the assets not financed with non-recourse debt were written down to their expected net realizable value as of December 31, 1999.

Upon foreclosure by the lender and upon sale of the financed assets in 2000, the Partnership recognized an extraordinary gain on the extinguishment of the debt $2,056,474 during the year ended December 31, 2000.


12.  Other comprehensive income:

In 2001, 2000 and in 1999, other comprehensive income consisted of the following:

                                                                                     2001              2000              1999
                                                                                     ----              ----              ----
Net income (loss)                                                                   $ 2,939,818       $ 9,158,705      $ (2,159,370)
Other comprehensive income:
Cumulative effect of change in accounting principle at January 1, 2001                  281,661
   Decrease in value of interest rate swap contracts                                 (1,607,667)                -                 -
                                                                                ---------------- ----------------- -----------------
Comprehensive net income (loss)                                                     $ 1,613,812       $ 9,158,705      $ (2,159,370)
                                                                                ================ ================= =================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Services LLC.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 51, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 48, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 43, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid in 2001, 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the General Partner. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1998, $14,250,000 of such commissions (the maximum allowable amount) had been paid to the General Partner or its affiliates. Of that amount, $12,327,297 was reallowed to other broker/dealers. None have been paid since 1998, nor will any additional amounts be paid in future periods.

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

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocation of income was made to the General Partner in 2001. The amount allocated was determined so as to bring the General Partner's ending capital account balance to zero. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 2001, 2000 and 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2001, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                        (a)Financial Statements and Schedules
                        1.  Financial Statements
                            Included in Part II of this report:
                            Report of Independent Auditors
                            Balance Sheets at December 31, 2001 and 2000
                            Statements of Operations for the years ended
                            December 31, 2001, 2000 and 1999 Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999 Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999 Notes to Financial Statements

                        2.  Financial Statement Schedules
                            Allschedules for which provision is made in the
                               applicable accounting regulations of the
                               Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        (b) Reports on Form 8-K for the fourth quarter of 2001
                            None

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



                     Date:  3/25/2002

                  ATEL Capital Equipment Fund VII, L.P.
                              (Registrant)


       By:  ATEL Financial Services, LLC,
            General Partner of Registrant



                       By:    /s/ Dean Cash
                             --------------------------------------------
                             Dean Cash,
                             President and Chief Executive Officer of
                             ATEL Financial Services, LLC (General
                             Partner)




                       By:   /s/ Paritosh K. Choksi
                             --------------------------------------------
                             Paritosh K. Choksi,
                             Executive Vice President of ATEL
                             Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                 CAPACITIES                              DATE



       /s/ Dean Cash        President, Chairman and Chief             3/25/2002
--------------------------  Executive officer of ATEL
        Dean Cash           Financial  Services, LLC



  /s/ Paritosh K. Choksi    Executive Vice President and director     3/25/2002
--------------------------  of ATEL Financial  Services, LLC,
    Paritosh K. Choksi      principal financial officer of
                            registrant; principal financial officer
                            and director of ATEL Financial Services,
                            LLC



 /s/ Donald E. Carpenter    Principal accounting officer of           3/25/2002
--------------------------  registrant; principal accounting
   Donald E. Carpenter      officer of ATEL Financial Services,
                            LLC






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