Form 10-Q
period 2002-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2002-05-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended March 31, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                              2002                2001
                                              ----                ----
Cash and cash equivalents                       $ 793,447            $ 936,189
Accounts receivable, net of allowance
   for doubtful accounts of $418,067
   in 2002 and $118,067 in 2001                 4,121,588            5,759,540
Other assets                                       40,016              108,015
Investments in leases                         130,654,904          129,049,875
                                        ------------------ --------------------
Total assets                                 $135,609,955        $ 135,853,619
                                        ================== ====================


                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                              $8,214,688           $9,971,225

Other long-term debt                           44,044,000           38,540,000

Lines of credit                                 4,000,000            4,100,000

Accounts payable:
   General Partner                                287,088              580,916
   Other                                          767,376              510,598

Accrued interest expense                          283,987              355,458
Interest rate swap contracts                    1,081,885            1,323,006
Unearned operating lease income                 1,020,697              976,565
                                        ------------------ --------------------
Total liabilities                              59,699,721           56,357,768


Partners' capital                              75,910,234           79,495,851
                                        ------------------ --------------------
Total liabilities and partners' capital      $135,609,955        $ 135,853,619
                                        ================== ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                2002                2001
                                                                ----                ----
Revenues:
   Leasing activities:
      Operating leases                                          $ 6,710,984          $ 8,292,884
      Direct financing leases                                       403,680              278,843
      Loss on sales of assets                                       (47,336)             (80,962)
Interest                                                              6,117               22,392
Other                                                                 2,111                2,574
                                                          ------------------ --------------------
                                                                  7,075,556            8,515,731
Expenses:
Depreciation and amortization                                     4,423,512            5,592,378
Interest expense                                                    889,598            1,110,475
Other                                                               303,022              426,046
Provision for doubtful accounts                                     300,000                    -
Equipment and incentive management fees to General Partner          282,352              326,986
Cost reimbursements to General Partner                              564,026              195,377
Professional fees                                                    93,529               54,290
                                                          ------------------ --------------------
                                                                  6,856,039            7,705,552
                                                          ------------------ --------------------
Net income                                                        $ 219,517            $ 810,179
                                                          ================== ====================

Net income:
   General Partner                                                $ 296,307            $ 214,901
   Limited Partners                                                 (76,790)             595,278
                                                          ------------------ --------------------
                                                                  $ 219,517            $ 810,179
                                                          ================== ====================

Net income per Limited Partnership Unit                             $ (0.01)              $ 0.04
Weighted average number of Units outstanding                     14,996,050           14,996,050


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2002
                                   (Unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                        Limited Partners       General            Income
                                                        ----------------
                                           Units             Amount            Partner            (Loss)            Total

Balance December 31, 2001                   14,996,050       $ 80,818,857               $ -        $(1,323,006)     $ 79,495,851
Distributions to partners                                      (3,749,948)         (296,307)                 -        (4,046,255)
Unrealized decrease in value of
   interest rate swap contracts                                         -                 -            241,121           241,121
Net income                                                        (76,790)          296,307                  -           219,517
                                      ----------------- ------------------ ----------------- ------------------------------------
Balance March 31, 2002                      14,996,050       $ 76,992,119               $ -        $(1,081,885)     $ 75,910,234
                                      ================= ================== ================= ====================================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001

                                                                                    2002                2001
                                                                                    ----                ----
Operating activities:
Net income                                                                            $ 219,517            $ 810,179
Adjustments to reconcile net income to cash provided by operating activities:
   Loss (gain) on sales of assets                                                        47,336               80,962
   Depreciation and amortization                                                      4,423,512            5,592,378
   Provision for doubtful accounts                                                     (300,000)                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                                             1,937,952            1,349,027
      Other assets                                                                       67,999                9,999
      Accounts payable, General Partner                                                (293,828)            (330,704)
      Accounts payable, other                                                           256,778             (189,645)
      Accrued interest expense                                                          (71,471)             (69,727)
      Unearned lease income                                                              44,132              (43,271)
                                                                              ------------------ --------------------
Net cash provided by operations                                                       6,331,927            7,209,198
                                                                              ------------------ --------------------

Investing activities:
Proceeds from sales of assets                                                           240,881              447,351
Reduction of net investment in direct financing leases                                  809,865              466,134
Purchases of equipment on operating leases                                           (3,959,522)          (1,950,111)
Purchases of equipment on direct financing leases                                    (3,059,140)            (451,922)
Initial direct costs paid to General Partner                                           (107,961)             (16,726)
                                                                              ------------------ --------------------
Net cash used in investing activities                                                (6,075,877)          (1,505,274)
                                                                              ------------------ --------------------

Financing activities:
Repayments of other long-term debt                                                   (4,596,000)          (4,940,000)
Borrowings under line of credit                                                       9,700,000            4,500,000
Distributions to limited partners                                                    (3,749,948)          (3,750,038)
Distributions to general partner                                                       (296,307)            (214,901)
Repayments of non-recourse debt                                                      (1,756,537)          (1,561,902)
Proceeds of other long-term debt                                                     10,100,000                    -
Repayments of borrowings under line of credit                                        (9,800,000)                   -
                                                                              ------------------ --------------------
Net cash used in financing activities                                                  (398,792)          (5,966,841)
                                                                              ------------------ --------------------

Net decrease in cash and cash equivalents                                              (142,742)            (262,917)

Cash and cash equivalents at beginning of period                                        936,189            1,321,417
                                                                              ------------------ --------------------
Cash and cash equivalents at end of period                                            $ 793,447          $ 1,058,500
                                                                              ================== ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                              $ 961,069          $ 1,180,202
                                                                              ================== ====================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                          Balance                            Expense and         Reclassi-            Balance
                                        December 31,                         Amortization      fications and         March 31,
                                            2001            Additions         of Leases        Dispositions            2002
                                            ----            ---------         ---------        -------------           ----
Net investment in operating
   leases                                 $101,066,589        $ 3,959,522       $(4,369,855)        $ (289,097)       $ 100,367,159
Net investment in direct financing
   leases                                   18,931,921          3,059,140          (809,865)          (155,559)          21,025,637
Assets held for sale or lease                9,267,614                  -                 -            156,439            9,424,053
Reserve for losses                            (504,227)                 -                 -                  -             (504,227)
Initial direct costs, net of
   accumulated amortization                    287,978            107,961           (53,657)                 -              342,282
                                      ----------------- ------------------ ----------------- ------------------ --------------------
                                          $129,049,875        $ 7,126,623       $(5,233,377)        $ (288,217)       $ 130,654,904
                                      ================= ================== ================= ================== ====================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                    Balance                             Reclassi-            Balance
                                 December 31,                         fications and         March 31,
                                     2001            Additions        Dispositions            2002
                                     ----            ---------        ------------            ----
Transportation                      $ 80,788,684               $ -         $ (180,106)        $ 80,608,578
Marine vessels/barges                 27,030,136                 -                  -           27,030,136
Construction                          22,831,963                 -           (417,700)          22,414,263
Manufacturing                          9,702,801                 -            (28,868)           9,673,933
Mining                                 9,012,965                 -                  -            9,012,965
Office automation                      5,297,632                 -           (466,740)           4,830,892
Other                                  5,813,733                 -           (120,237)           5,693,496
Materials handling                     5,265,654         3,959,522                  -            9,225,176
Communications                         4,387,819                 -                  -            4,387,819
                               ------------------ ----------------- ------------------ --------------------
                                     170,131,387         3,959,522         (1,213,651)         172,877,258
Less accumulated depreciation        (69,064,798)      $(4,369,855)           924,554          (72,510,099)
                               ------------------ ----------------- ------------------ --------------------
                                    $101,066,589        $ (410,333)        $ (289,097)       $ 100,367,159
                               ================== ================= ================== ====================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

At March 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                            Operating         Financing
                                             Leases             Leases             Total
  Nine months ending December 31, 2002       $ 14,809,827       $ 3,313,154       $ 18,122,981
         Year ending December 31, 2003         14,488,289         3,953,273         18,441,562
                                  2004          9,652,671         3,862,680         13,515,351
                                  2005          6,430,497         3,791,411         10,221,908
                                  2006          1,509,428         1,713,362          3,222,790
                            Thereafter            769,350           756,131          1,525,481
                                        ------------------ ----------------- ------------------
                                             $ 47,660,062      $ 17,390,011       $ 65,050,073
                                        ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.0% to 16.6%.

Future minimum payments of non-recourse debt are as follows:


                                           Principal          Interest            Total
 Nine months ending December 31, 2002      $   4,000,535         $ 529,145        $ 4,529,680
        Year ending December 31, 2003          3,261,507           288,853          3,550,360
                                 2004            298,403            67,364            365,767
                                 2005            322,838            42,927            365,765
                                 2006            216,850            20,179            237,029
                           Thereafter            114,555             5,418            119,973
                                       ------------------ ----------------- ------------------
                                             $ 8,214,688         $ 953,886        $ 9,168,574
                                       ================== ================= ==================


5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.78273% at March 31, 2002). As of March 31, 2002, the program has been closed as to additional borrowings.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2002, the Partnership receives or pays interest on a notional principal of $44,044,000, based on the difference between nominal rates ranging from 4.10% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:

                         Original           Balance            Rate on
                          Amount           March 31,        Interest Swap
      Date Borrowed      Borrowed             2002            Agreement
      -------------      --------             ----            ---------
       4/1/1998           $ 21,770,000       $ 3,047,000       6.220%
       7/1/1998             25,000,000         4,989,000       6.155%
      10/1/1998             20,000,000         8,333,000       5.550%
      4/16/1999              9,000,000         2,972,000       5.890%
      1/26/2000             11,700,000         8,007,000       7.580%
      5/25/2001              2,000,000         1,692,000       5.790%
      9/28/2001              6,000,000         5,201,000       4.360%
      1/31/2002              4,400,000         4,230,000       4.100%
      2/19/2002              5,700,000         5,573,000       5.490%
                     ------------------ -----------------
                          $105,570,000      $ 44,044,000
                     ================== =================

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

                                                                                                    Rates on
                       Year ending                                                                Interest Swap
                       December 31,        Principal          Interest            Total            Agreements*
                       ------------        ---------          --------            -----            -----------
 Nine months ending December 31, 2002       $ 10,498,000       $ 1,739,562       $ 12,237,562    5.859% - 5.879%
        Year ending December 31, 2003         11,524,000         1,653,145         13,177,145    5.858% - 5.878%
                                 2004          9,458,000         1,041,833         10,499,833    5.871% - 5.910%
                                 2005          7,875,000           539,350          8,414,350    5.927% - 6.257%
                                 2006          2,810,000           206,986          3,016,986    6.414% - 7.009%
                                 2007            903,000           103,979          1,006,979    7.007% - 7.211%
                                 2008            635,000            46,443            681,443    7.245% - 7.580%
                                 2009            341,000            12,229            353,229         7.58%
                                       ------------------ ----------------- ------------------
                                            $ 44,044,000       $ 5,343,527       $ 49,387,527
                                       ================== ================= ==================


* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.78273% at March 31, 2002).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2002                2001
                                                                                      ----                ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement).                        $ 282,352             $ 326,986


Costs reimbursed to General Partner                                                       564,026              195,377
                                                                                ------------------ --------------------
                                                                                        $ 846,378            $ 522,363
                                                                                ================== ====================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                  $        4,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                15,300,000
                                                            --------------------
Total borrowings under the acquisition facility                      19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                           5,235,045
                                                            --------------------
Total outstanding balance                                    $       24,535,045
                                                            ====================

Total available under the line of credit                     $      62,000,000
Total outstanding balance                                           (24,535,045)
                                                            --------------------
Remaining availability                                       $      37,464,955
                                                            ====================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

During the first quarter of 2002 and 2001, the Partnership's primary activity was engaging in equipment leasing activities.

In 2002 and 2001, the Partnership's primary source of liquidity was operating lease rents. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                  $        4,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                15,300,000
                                                            --------------------
Total borrowings under the acquisition facility                      19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                           5,235,045
                                                            --------------------
Total outstanding balance                                    $       24,535,045
                                                            ====================

Total available under the line of credit                     $      62,000,000
Total outstanding balance                                           (24,535,045)
                                                            --------------------
Remaining availability                                       $      37,464,955
                                                            ====================

Total available under the line of credit                     $       62,000,000
Total outstanding balance                                           (24,535,045)
                                                            --------------------
Remaining availability                                       $       37,464,955
                                                            ====================

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2002.

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


Cash Flows

In 2002 and 2001, the primary source of liquidity was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both years.

In the first quarter of 2002 and 2001, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases. In 2002, proceeds from sales of lease assets decreased compared to 2001. Proceeds from such sales are not expected to be consistent from one year to another. In 2002 and 2001 the primary investing uses of cash were the purchase of assets on operating and direct financing leases.

In 2002, sources of cash from investing activities consisted of amounts borrowed under the line of credit and under the other long-term debt facility. In 2001, the only source of cash from investing activities was borrowings under the line of credit. Repayments of other long-term debt have decreased only slightly as a result of the offsetting effects of scheduled debt payments and additional borrowings.


Results of operations

Operations resulted in a net income of $219,517 in 2002 compared to 810,179 in 2001. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues and depreciation expense have decreased over the last year as a result of net asset dispositions.

Losses recognized on sales of assets have decreased from $80,962 in 2001 to $47,336 in 20021. Gains and losses are not expected to be consistent from one period to another.

Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $311,703 in 2001 to $311,703 in 2002. Incentive management fees are based on the levels of distributions to limited partners and the sources of the cash distributed. Such fees have decreased from $15,283 in 2001 to zero in 2002.

The decrease in interest expense is related to the reduction of total outstanding debt as the result of scheduled payments.

In 2001, the amounts of costs reimbursed to the General Partner were limited by provisions of the Agreement of Limited Partnership. Costs which were incurred by the General Partner in 2001, but which were not allowed in that year, have been included in the first quarter of 2002. The costs amounts to approximately $274,000.


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

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Funds claim due to duplication and an improper liquidated damages provision, which the Funds intend to dispute.

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

Although the equipment was to be returned to FURC by December 31, 2001, the debtor has continued to use and pay for the equipment under the lease on a month-to-month basis. A letter agreement has been forwarded to executed by the debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease at least until March 31, 2002 on a month-to-month basis until the cars are returned. The debtor has also objected to the Fund's claim, which objection is being disputed by the Fund. The full extent of any recovery is not known at this time.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

           (a)Documents filed as a part of this report

           1.  Financial Statements

               Included in Part I of this report:

                    Balance Sheets, March 31, 2002 and December 31, 2001.

                    Income statements for the three month periods ended March 31, 2002 and 2001.

                    Statement of changes in partners' capital for the three months ended March 31, 2002.

                    Statements of cash flows for the three month periods ended March 31, 2002 and 2001.

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

Date:
May 13, 2002

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