Form 10-Q
period 2002-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2002-08-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2002

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


                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                 2002               2001
                                                 ----               ----
Cash and cash equivalents                       $ 1,523,154           $ 936,189

Accounts receivable, net of allowance for
   doubtful accounts of $488,067 in 2002
   and $118,067 in 2001                           3,471,097           5,759,540

Other assets                                         30,017             108,015

Investments in leases                           123,493,324         129,049,875
                                           -----------------  ------------------
Total assets                                   $128,517,592       $ 135,853,619
                                           =================  ==================


                        LIABILITIES AND PARTNERS' CAPITAL




Long-term debt                                  $40,529,000        $ 38,540,000

Non-recourse debt                                 7,027,922           9,971,225

Line of credit                                    7,000,000           4,100,000

Accounts payable:
   General Partner                                                      580,916
   Other                                          1,071,273             510,598

Accrued interest payable                            178,908             355,458
Interest rate swap contracts                        698,178           1,323,006
Unearned operating lease income                     816,435             976,565
                                           -----------------  ------------------
Total liabilities                                57,321,716          56,357,768

Partners' capital                                71,195,876          79,495,851
                                           -----------------  ------------------
Total partners' capital                          71,195,876          79,495,851
                                           -----------------  ------------------
Total liabilities and partners' capital        $128,517,592       $ 135,853,619
                                           =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                          Six Months                           Three Months
                                                        Ended June 30,                        Ended June 30,
                                                        --------------                        --------------
                                                    2002              2001               2002               2001
                                                    ----              ----               ----               ----
Revenues:
Leasing activities:
   Operating leases                                $12,543,651        $16,333,829       $ 5,832,667         $ 8,040,945
   Direct financing                                    768,332            543,677           364,652             264,834
   Leveraged leases                                                             -                 -                   -
Loss on sales of assets                             (1,057,988)          (351,040)       (1,010,652)           (270,078)
Interest                                                 8,542             36,770             2,425              14,378
Other                                                   90,059              5,167            87,948               2,593
                                              ----------------- ------------------ -----------------  ------------------
                                                    12,352,596         16,568,403         5,277,040           8,052,672
Expenses:
Depreciation and amortization                        9,095,832         10,771,879         4,672,320           5,179,501
Interest expense                                     1,737,408          2,159,511           847,810           1,049,036
Equipment and incentive management fees to
   General Partner                                     491,462            689,171           209,110             362,185
Provision for doubtful accounts                        370,000                  -            70,000                   -
Cost reimbursements to General Partner                 672,409            492,543           108,383             297,166
Railcar maintenance                                    347,462            425,191           194,252             188,344
Other                                                  317,908            340,215           168,096             151,016
Professional fees                                      148,480            103,909            54,951              49,619
                                              ----------------- ------------------ -----------------  ------------------
                                                    13,180,961         14,982,419         6,324,922           7,276,867
                                              ----------------- ------------------ -----------------  ------------------
Net (loss) income                                   $ (828,365)       $ 1,585,984       $(1,047,882)          $ 775,805
                                              ================= ================== =================  ==================

Net (loss) income:
   General Partner                                   $ 596,584          $ 518,964         $ 300,277           $ 303,981
   Limited Partners                                 (1,424,949)         1,067,020        (1,348,159)            471,824
                                              ----------------- ------------------ -----------------  ------------------
                                                    $ (828,365)       $ 1,585,984       $(1,047,882)          $ 775,805
                                              ================= ================== =================  ==================

Net (loss) income per Limited Partnership Unit          ($0.10)             $0.07            ($0.09)              $0.03
Weighted average number of Units outstanding        14,996,050         14,996,050        14,996,050          14,996,050

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                       Limited Partners        General            Income
                                                       ----------------
                                          Units              Amount            Partner            (Loss)              Total

Balance December 31, 2001                   14,996,050       $80,818,857                $ -       $(1,323,006)       $ 79,495,851
Unrealized decrease in value of
   interest rate swap contracts                                        -                  -           624,828             624,828
Distributions to partners                                     (7,499,854)          (596,584)                           (8,096,438)
Net (loss) income                                             (1,424,949)           596,584                 -            (828,365)
                                    ------------------- ----------------- ------------------ -----------------  ------------------
Balance June 30, 2002                       14,996,050       $71,894,054                $ -        $ (698,178)       $ 71,195,876
                                    =================== ================= ================== =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
Operating activities:                                         2002              2001               2002               2001
                                                              ----              ----               ----               ----
Net (loss) income                                             $ (828,365)       $ 1,585,984       $(1,047,882)          $ 775,805
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation                                                9,095,832         10,771,879         4,672,320           5,179,501
   Loss on sales of assets                                     1,057,988            351,040         1,010,652             270,078
   Provision for doubtful accounts                               370,000                  -            70,000                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                      1,918,443          1,464,456           580,491             115,429
      Other assets                                                77,998             19,998             9,999               9,999
      Accounts payable, General Partner                         (580,916)           178,027          (287,088)            508,731
      Accounts payable, other                                    560,675           (142,541)          303,897              47,104
      Accrued interest expense                                  (176,550)          (210,127)         (105,079)           (140,400)
      Unearned lease income                                     (160,130)          (336,984)         (204,262)           (293,713)
                                                        ----------------- ------------------ -----------------  ------------------
Net cash provided by operations                               11,334,975         13,681,732         5,003,048           6,472,534
                                                        ----------------- ------------------ -----------------  ------------------

Investing activities:
Purchases of equipment on operating leases                    (3,959,522)        (1,950,111)                -                   -
Reduction in net investment in direct financing
   leases                                                      1,597,356          1,355,342           787,491             889,208
Proceeds from sales of assets                                    925,430            821,864           684,549             374,513
Purchases of equipment on direct financing
   leases                                                     (3,052,572)          (492,988)            6,568             (41,066)
Payment of initial direct costs to General Partner              (107,961)           (16,726)                -                   -
                                                        ----------------- ------------------ -----------------  ------------------
Net cash (used in) provided by investing
   activities                                                 (4,597,269)          (282,619)        1,478,608           1,222,655
                                                        ----------------- ------------------ -----------------  ------------------

Financing activities:
Distributions to partners                                     (8,096,438)        (8,019,110)       (4,050,183)         (4,054,171)
Repayments of long-term debt                                  (8,111,000)        (8,114,000)       (3,515,000)         (3,174,000)
Proceeds of long-term debt                                    10,100,000          2,000,000                 -           2,000,000
Borrowings under line of credit                               13,200,000          5,500,000         3,500,000           1,000,000
Repayments of borrowings under line of credit                (10,300,000)        (2,000,000)         (500,000)         (2,000,000)
Repayments of non-recourse debt                               (2,943,303)        (3,207,037)       (1,186,766)         (1,645,135)
                                                        ----------------- ------------------ -----------------  ------------------
Net cash used in financing activities                         (6,150,741)       (13,840,147)       (5,751,949)         (7,873,306)
                                                        ----------------- ------------------ -----------------  ------------------
Net increase (decrease) in cash and cash
   equivalents                                                   586,965           (441,034)          729,707            (178,117)
Cash and cash equivalents at beginning of
   period                                                        936,189          1,321,417           793,447           1,058,500
                                                        ----------------- ------------------ -----------------  ------------------
Cash and cash equivalents at end of period                   $ 1,523,154          $ 880,383       $ 1,523,154           $ 880,383
                                                        ================= ================== =================  ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 1,913,958        $ 2,369,638         $ 952,889         $ 1,189,436
                                                        ================= ================== =================  ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                            Depreciation
                                         Balance                             Expense or         Reclassi-            Balance
                                       December 31,                         Amortization       fications or         June 30,
                                           2001            Additions          of Leases        Dispositions           2002
                                           ----            ---------          ---------      - -------------          ----
Net investment in operating
   leases                                 $101,066,589       $ 3,959,522       $ (8,986,718)       $ (537,720)       $ 95,501,673
Net investment in direct
   financing leases                         18,931,921         3,052,572         (1,597,356)       (1,283,606)         19,103,531
Assets held for sale or lease                9,267,614                 -                  -          (666,319)          8,601,295
Reserve for losses                            (504,227)                -                  -           504,227                   -
Initial direct costs, net of
   accumulated amortization                    287,978           107,961           (109,114)                -             286,825
                                    ------------------- ----------------- ------------------ -----------------  ------------------
                                          $129,049,875       $ 7,120,055      $ (10,693,188)      $(1,983,418)      $ 123,493,324
                                    =================== ================= ================== =================  ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                   Balance                 Dispositions &                   Balance
                                 December 31,             Reclassifications                June 30,
                                                          -----------------
                                     2001           1st Quarter       2nd Quarter            2002
                                     ----           -----------       -----------            ----
Transportation                      $80,788,684         $ (180,106)       $ (356,586)       $ 80,251,992
Marine vessels / barges              27,030,136                  -                 -          27,030,136
Construction                         22,831,963           (417,700)                -          22,414,263
Manufacturing                         9,702,801            (28,868)         (306,545)          9,367,388
Materials handling                    5,265,654          3,959,522          (166,602)          9,058,574
Mining                                9,012,965                  -                 -           9,012,965
Other                                 5,813,733           (120,237)          320,234           6,013,730
Communications                        4,387,819                  -                 -           4,387,819
Office automation                     5,297,632           (466,740)       (1,119,362)          3,711,530
                               ----------------- ------------------ -----------------  ------------------
                                    170,131,387          2,745,871        (1,628,861)        171,248,397
Less accumulated depreciation       (69,064,798)        (3,445,301)       (3,236,625)        (75,746,724)
                               ----------------- ------------------ -----------------  ------------------
                                   $101,066,589         $ (699,430)      $(4,865,486)       $ 95,501,673
                               ================= ================== =================  ==================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                        Operating          Financing
                                          Leases            Leases             Total
Six months ending December 31, 2002       $10,686,978        $ 2,141,528       $12,828,506
      Year ending December 31, 2003        14,940,321          3,943,273        18,883,594
                               2004         9,664,461          3,857,280        13,521,741
                               2005         6,430,500          3,786,011        10,216,511
                               2006         1,509,428          1,713,362         3,222,790
                         Thereafter           769,347            756,133         1,525,480
                                     ----------------- ------------------ -----------------
                                          $44,001,035        $16,197,587       $60,198,622
                                     ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.40% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:


                                        Principal          Interest            Total
Six months ending December 31, 2002       $ 2,814,146          $ 245,283       $ 3,059,429
      Year ending December 31, 2003         3,261,130            288,831         3,549,961
                               2004           298,403             67,364           365,767
                               2005           322,838             42,927           365,765
                               2006           216,850             20,179           237,029
                         Thereafter           114,555              5,418           119,973
                                     ----------------- ------------------ -----------------
                                          $ 7,027,922          $ 670,002       $ 7,697,924
                                     ================= ================== =================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.8539% at June 30, 2002). As of June 30, 2002, the program has been closed as to additional borrowings.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2002, the Partnership receives or pays interest on a notional principal of $40,529,000, based on the difference between nominal rates ranging from 4.10% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


5.  Long-term debt (continued):

Borrowings under the Program are as follows:


                           Original           Balance           Rate on
          Date              Amount           June 30,        Interest Swap
        Borrowed           Borrowed            2002            Agreement
        --------           --------            ----            ---------
         4/1/98             $21,770,000        $ 2,386,000       6.220%
         7/1/98              25,000,000          4,543,000       6.155%
        10/1/98              20,000,000          7,601,000       5.550%
        4/16/99               9,000,000          2,772,000       5.890%
        1/26/00              11,700,000          7,578,000       7.580%
        5/25/01               2,000,000          1,596,000       5.790%
        9/28/01               6,000,000          4,889,000       4.360%
        1/31/02               4,400,000          3,974,000       4.100%
        2/19/02               5,700,000          5,190,000       5.490%
                       ----------------- ------------------
                           $105,570,000        $40,529,000
                       ================= ==================

The long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                 Rates on
                                                                                               Interest Swap
                                        Principal          Interest            Total            Agreements*
                                        ---------          --------            -----            -----------
Six months ending December 31, 2002       $ 6,983,000        $ 1,105,682       $ 8,088,682    5.859% - 5.876%
      Year ending December 31, 2003        11,524,000          1,653,145        13,177,145    5.858% - 5.878%
                               2004         9,458,000          1,041,883        10,499,883    5.871% - 5.910%
                               2005         7,875,000            539,350         8,414,350    5.927% - 6.257%
                               2006         2,810,000            206,986         3,016,986    6.414% - 7.009%
                               2007           903,000            103,979         1,006,979    7.007% - 7.211%
                               2008           635,000             46,443           681,443    7.245% - 7.580%
                               2009           341,000             12,229           353,229         7.58%
                                     ----------------- ------------------ -----------------
                                          $40,529,000        $ 4,709,697       $45,238,697
                                     ================= ================== =================


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

                                  JUNE 30, 2002
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six month periods ended June 30, 2001 and 2000 as follows:

                                                             2002               2001
                                                             ----               ----
Incentive management fees and equipment management fees       $ 491,462           $ 689,171

Administrative costs reimbursed to General Partner              672,409             492,543
                                                       -----------------  ------------------
                                                            $ 1,163,871         $ 1,181,714
                                                       =================  ==================


7. Partner's capital:

As  of  June  30,  2002,   14,996,050  Units   ($149,960,500)  were  issued  and
outstanding.

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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                 $      7,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                              16,000,000
                                                                                                  ------------------
Total borrowings under the acquisition facility                                                          23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                   -
                                                                                                  ------------------
Total outstanding balance                                                                          $     23,000,000
                                                                                                  ==================

Total available under the line of credit                                                           $     43,654,928
Total outstanding balance                                                                               (23,000,000)
                                                                                                  ------------------
Remaining availability                                                                             $     20,654,928
                                                                                                  ==================


9.  Commitments:

As of June 30, 2002, the Partnership had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first and second quarters of 2002, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                 $      7,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                              16,000,000
                                                                                                  ------------------
Total borrowings under the acquisition facility                                                          23,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                   -
                                                                                                  ------------------
Total outstanding balance                                                                          $     23,000,000
                                                                                                  ==================

Total available under the line of credit                                                           $     43,654,928
Total outstanding balance                                                                               (23,000,000)
                                                                                                  ------------------
Remaining availability                                                                             $     20,654,928
                                                                                                  ==================

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2002.

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

Cash Flows, 2002 vs. 2001:

During the first half of 2002 and 2001, the Partnership's primary sources of liquidity was rents from assets on operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 2002 and in 2001 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets increased significantly compared to 2001. In 2002 and 2001, cash was used in investing activities to purchase assets on operating and direct financing leases and to pay initial direct costs to the General Partner.

In 2002 and 2001, cash from financing sources consisted of proceeds of long-term debt and borrowings under the line of credit. In both 2002 and 2001, proceeds of long-term debt were used to repay amounts due on the line of credit. Repayments of long-term debt have changed as a result of scheduled payments. Distributions to partners did not change significantly compared to 2001.

Results of operations, 2002 vs. 2001:

Operations in 2002 resulted in a net loss of $828,365 (six months) and $1,047,882 (three months). Operations in 2001 resulted in a net income of $1,585,984 (six months) and $775,805 (three months). The losses in 2002 were directly related to the losses incurred in sales of lease assets in the second quarter of 2002. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the six month periods decreased from $$16,333,829 in 2001 to $12,543,651 in 2002. For the three month periods, they decreased from $8,040,945 in 2001 to $5,832,667 in 2002. The decreases were the result of asset sales in 2001 and in 2002.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. As lease assets have been sol over the last year, operating lease revenues have declined. This has also led to decreases in depreciation expense. Total debt has remained almost constant compared to June 30, 2001. However, more of the debt is being carried on the receivables funding facility. This has helped to reduce average interest rates and interest expense as the effective rates on the facility are lower than on the Partnership's other borrowings. For the six month periods, interest decreased by $422,103. For the three month period, the decrease was $201,226.


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

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                  (a)Documents filed as a part of this report

                  1.  Financial Statements

                      Included in Part I of this report:

                      Balance Sheets, June 30, 2002 and December 31, 2001. Statement of changes in partners' capital for the six months ended June 30, 2002.
                      Statements of operations for the six and three month
                         periods ended June 30, 2002 and 2001.
                      Statement of cash flows for the six and three month
                         periods ended June 30, 2002 and 2001.
                      Notes to the Financial Statements.

                  2.  Financial Statement Schedules

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                  (b) Report on Form 8-K
                      None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund VII, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.           The Report fully complies with the requirements of section
                         13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.           The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Company.


/s/ DEAN L. CASH
------------------------------------
Dean L. Cash President and Chief Executive
Officer of General Partner
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund VII, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

         1.           The Report fully complies with the requirements of section
                         13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

         2.           The information contained in the Report fairly presents,
                         in all material respects, the financial condition and results of operations of the Company.


/s/ PARITOSH K. CHOKSI
------------------------------------
Paritosh K. Choksi Executive Vice President of General
Partner, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
August 14, 2002

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