Form 10-Q
period 2002-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2002-11-12
CIK 1019542

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended September 30, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS


                                                  2002              2001
                                                  ----              ----

Cash and cash equivalents                      $   1,919,683     $      936,189

Accounts receivable, net of allowance for
   doubtful accounts of $618,067 in 2002
   and $118,067 in 2001                            2,951,284          5,759,540

Other assets                                          20,018            108,015

Investments in leases                            117,054,315        129,049,875
                                            ----------------- ------------------
Total assets                                    $121,945,300       $135,853,619
                                            ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                  $ 36,837,000       $ 38,540,000

Line of credit                                    10,300,000          4,100,000

Non-recourse debt                                  5,183,252          9,971,225

Accounts payable:
   General Partner                                         -            580,916
   Other                                             660,102            510,598

Accrued interest payable                             129,937            355,458
Interest rate swap contracts                         737,092          1,323,006
Unearned operating lease income                    1,085,399            976,565
                                            ----------------- ------------------
Total liabilities                                 54,932,782         56,357,768

Partners' capital                                 67,012,518         79,495,851
                                            ----------------- ------------------
Total liabilities and partners' capital         $121,945,300       $135,853,619
                                            ================= ==================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                Nine Months                          Three Months
                                                            Ended September 30,                   Ended September 30,
                                                            -------------------                   -------------------
                                                          2002               2001               2002              2001
                                                          ----               ----               ----              ----
Revenues:
Leasing activities:
   Operating leases                                      $ 19,066,158        $24,013,337       $ 6,522,507        $ 7,679,508
   Direct financing                                         1,115,790            808,507           347,458            264,830
Loss on sales of assets                                    (1,283,977)          (444,808)         (225,989)           (93,768)
Interest                                                       11,284             47,234             2,742             10,464
Other                                                         156,438              9,614            66,379              4,447
                                                    ------------------ ------------------ ----------------- ------------------
                                                           19,065,693         24,433,884         6,713,097          7,865,481
Expenses:
Depreciation                                               13,967,963         15,399,088         4,872,131          4,627,209
Interest expense                                            2,486,353          3,128,713           748,945            969,202
Equipment and incentive management fees to
   General Partner                                            730,798            943,372           239,336            254,201
Provision for doubtful accounts                               500,000                  -           130,000                  -
Provision for losses on lease assets                          300,000                  -           300,000                  -
Other                                                         531,084            462,489           213,176            122,274
Cost reimbursements to General Partner                        755,205            895,938            82,796            403,395
Professional fees                                             153,614            141,573             5,134             37,664
Railcar maintenance                                           560,297            563,293           212,835            138,102
                                                    ------------------ ------------------ ----------------- ------------------
                                                           19,985,314         21,534,466         6,804,353          6,552,047
                                                    ------------------ ------------------ ----------------- ------------------
Net (loss) income                                          $ (919,621)       $ 2,899,418         $ (91,256)       $ 1,313,434
                                                    ================== ================== ================= ==================

Net (loss) income:
   General Partner                                          $ 899,824          $ 822,985         $ 303,240          $ 304,021
   Limited Partners                                        (1,819,445)         2,076,433          (394,496)         1,009,413
                                                    ------------------ ------------------ ----------------- ------------------
                                                           $ (919,621)       $ 2,899,418         $ (91,256)       $ 1,313,434
                                                    ================== ================== ================= ==================

Net (loss) income per limited partnership unit                $ (0.12)            $ 0.14           $ (0.03)            $ 0.07
Weighted average number of Units outstanding               14,996,050         14,996,050        14,996,050         14,996,050



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
                                                      Limited Partners        General        Comprehensive
                                                      ----------------
                                        Units              Amount             Partner            Income             Total
                                        -----              ------             -------            ------             -----

Balance December 31, 2001                 14,996,050       $ 80,818,857                $ -       $(1,323,006)      $ 79,495,851
Unrealized decrease in value of                                                                      585,914            585,914
   interest rate swap contracts                                       -                  -                                    -
Distributions to partners                                   (11,249,802)          (899,824)                -        (12,149,626)
Net (loss) income                                            (1,819,445)           899,824                 -           (919,621)
                                 -------------------- ------------------ ------------------ ----------------- ------------------
Balance September 30, 2002                14,996,050       $ 67,749,610                $ -        $ (737,092)      $ 67,012,518
                                 ==================== ================== ================== ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2002               2001               2002              2001
                                                                ----               ----               ----              ----
Operating activities:
Net (loss) income                                            $     (919,621)     $   2,899,418      $    (91,256)     $   1,313,434
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation                                                  13,967,963         15,399,088         4,872,131          4,627,209
   Loss on sales of assets                                        1,283,977            444,808           225,989             93,768
   Provision for doubtful accounts                                  500,000                  -           130,000                  -
   Provision for losses on lease assets                             300,000                  -           300,000                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                         2,308,256            778,771           389,813           (685,685)
      Other assets                                                   87,997             29,997             9,999              9,999
      Accounts payable, General Partner                            (580,916)          (293,287)                -           (471,314)
      Accounts payable, other                                       149,504            946,084          (411,171)         1,088,625
      Accrued interest expense                                     (225,521)          (300,656)          (48,971)           (90,529)
      Unearned lease income                                         108,834            (67,385)          268,964            269,599
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                  16,980,473         19,836,838         5,645,498          6,155,106
                                                          ------------------ ------------------ ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                     2,703,781          1,483,557         1,778,351            661,693
Reduction in net investment in direct financing leases              859,894          1,574,719          (737,462)           219,377
Purchases of equipment on operating leases                       (3,959,522)        (1,950,111)                -                  -
Payment of initial direct costs to General Partner                 (107,961)           (16,726)                -                  -
Purchases of equipment on direct financing leases                (3,052,572)          (492,988)                -                  -
                                                          ------------------ ------------------ ----------------- ------------------
Net cash (used in) provided by investing
   activities                                                    (3,556,380)           598,451         1,040,889            881,070
                                                          ------------------ ------------------ ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2002               2001               2002              2001
                                                                ----               ----               ----              ----
Financing activities:
Distributions to partners                                       (12,149,626)       (12,072,725)       (4,053,188)        (4,053,615)
Borrowings under line of credit                                  16,500,000          8,500,000         3,300,000          3,000,000
Repayments of borrowings under line of credit                   (10,300,000)        (8,500,000)                -         (6,500,000)
Proceeds of long-term debt                                       10,100,000          8,000,000                 -          6,000,000
Repayments of long-term debt                                    (11,803,000)       (11,222,000)       (3,692,000)        (3,108,000)
Repayments of non-recourse debt                                  (4,787,973)        (4,718,790)       (1,844,670)        (1,511,753)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash used in financing activities                           (12,440,599)       (20,013,515)       (6,289,858)        (6,173,368)
                                                          ------------------ ------------------ ----------------- ------------------
Net increase in cash and cash equivalents                           983,494            421,774           396,529            862,808
Cash and cash equivalents at beginning of
   period                                                           936,189          1,321,417         1,523,154            880,383
                                                          ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                      $ 1,919,683        $ 1,743,191       $ 1,919,683        $ 1,743,191
                                                          ================== ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 2,711,874        $ 3,429,369         $ 797,916        $ 1,059,731
                                                          ================== ================== ================= ==================








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation
                                          Balance                              Expense or         Reclassi-           Balance
                                       December 31,                           Amortization       fications or      September 30,
                                           2001              Additions          of Leases        Dispositions          2002
                                           ----              ---------          ---------        ------------          ----
Net investment in operating
   leases                               $   101,066,589         $ 3,959,522     $ (13,821,227)      $(1,751,577)      $ 89,453,307
Net investment in direct
   financing leases                          18,931,921          3,052,572           (859,894)       (3,152,253)        17,972,346
Assets held for sale or lease                 9,267,614                  -                  -           411,845          9,679,459
Reserve for losses                             (504,227)          (300,000)                 -           504,227           (300,000)
Initial direct costs, net of
   accumulated amortization                     287,978            107,961           (146,736)                -            249,203
                                    -------------------- ------------------ ------------------ ----------------- ------------------
                                        $   129,049,875      $   6,820,055      $ (14,827,857)    $  (3,987,758)      $117,054,315
                                    ==================== ================== ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                          Balance                                                                     Balance
                                       December 31,      Acquisitions, Dispositions & Reclassifications            September 30,
                                                         ----------------------------------------------
                                           2001          1st Quarter        2nd Quarter        3rd Quarter       2002
                                           ----          -----------        -----------        -----------       ----
Transportation                         $     80,788,684     $     (180,106)    $     (356,586)    $  (3,448,074)      $ 76,803,918
Marine vessels/barges                        27,030,136                  -                  -                 -         27,030,136
Construction                                 22,831,963           (417,700)                 -                 -         22,414,263
Manufacturing                                 9,702,801            (28,868)          (306,545)                -          9,367,388
Materials handling                            5,265,654          3,959,522           (166,602)                -          9,058,574
Mining                                        9,012,965                  -                  -                 -          9,012,965
Communications                                4,387,819                  -                  -           (77,934)         4,309,885
Office automation                             5,297,632           (466,740)        (1,119,362)                -          3,711,530
Other                                         5,813,733           (120,237)           320,234           242,316          6,256,046
                                    -------------------- ------------------ ------------------ ----------------- ------------------
                                            170,131,387          2,745,871         (1,628,861)       (3,283,692)       167,964,705
Less accumulated depreciation               (69,064,798)        (3,445,301)        (3,236,625)       (2,764,674)       (78,511,398)
                                    -------------------- ------------------ ------------------ ----------------- ------------------
                                        $   101,066,589     $     (699,430)     $  (4,865,486)    $  (6,048,366)      $ 89,453,307
                                    ==================== ================== ================== ================= ==================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                                  Direct
                                              Operating          Financing
                                               Leases             Leases             Total
Three months ending December 31, 2002      $   4,589,199      $   1,158,139     $   5,747,338
        Year ending December 31, 2003         16,526,171          3,935,864        20,462,035
                                 2004          9,655,069          3,850,612        13,505,681
                                 2005          6,430,497          3,779,344        10,209,841
                                 2006          1,509,428          1,706,695         3,216,123
                           Thereafter            769,350            746,260         1,515,610
                                       ------------------ ------------------ -----------------
                                            $ 39,479,714      $  15,176,914      $ 54,656,628
                                       ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.4% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:


                                            Principal          Interest            Total
Three months ending December 31, 2002    $      969,476      $      65,782     $   1,035,258
        Year ending December 31, 2003         3,261,130            288,831         3,549,961
                                 2004           298,403             67,364           365,767
                                 2005           322,838             42,927           365,765
                                 2006           216,850             20,179           237,029
                           Thereafter           114,555              5,418           119,973
                                      ------------------ ------------------ -----------------
                                         $    5,183,252      $     490,501     $   5,673,753
                                      ================== ================== =================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.8105% at September 30, 2002).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2002, the Partnership receives or pays interest on a notional principal of $36,837,000, based on the difference between nominal rates ranging from 4.10% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


5.  Long-term debt (continued):

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                     Original            Balance           Rate on
   Date               Amount          September 30,     Interest Swap
 Borrowed            Borrowed             2002            Agreement
 --------            --------             ----            ---------
  4/1/98              $ 21,770,000        $ 1,709,000          6.22000%
  7/1/98                25,000,000          3,913,000          6.15500%
  10/1/98               20,000,000          6,839,000          5.55000%
  4/16/99                9,000,000          2,640,000          5.89000%
  1/26/00               11,700,000          7,143,000          7.58000%
  5/25/01                2,000,000          1,500,000          5.79000%
  9/28/01                6,000,000          4,574,000          4.36000%
  1/31/02                4,400,000          3,716,000          4.10000%
  2/19/02                5,700,000          4,803,000          5.49000%
                 ------------------ ------------------
                      $105,570,000        $36,837,000
                 ================== ==================

Future minimum principal payments of long-term debt are as follows:

                                                                                                   Rates on
                                                                                                 Interest Swap
                                           Principal          Interest            Total           Agreements*
                                           ---------          --------            -----           -----------
Three months ending December 31, 2002      $   3,291,000      $     527,060     $   3,818,060    5.859%-5.870%
        Year ending December 31, 2003         11,524,000          1,653,145        13,177,145    5.858%-5.878%
                                 2004          9,458,000          1,041,833        10,499,833    5.871%-5.910%
                                 2005          7,875,000            539,650         8,414,650    5.927%-6.257%
                                 2006          2,810,000            206,986         3,016,986    6.414%-7.009%
                                 2007            903,000            103,979         1,006,979    7.007%-7.211%
                                 2008            635,000             46,443           681,443    7.245%-7.480%
                                 2009            341,000             12,229           353,229       7.580%
                                       ------------------ ------------------ -----------------
                                            $ 36,837,000      $   4,131,325      $ 40,968,325
                                       ================== ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.8105% at September 30, 2002).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2002              2001
                                                                                      ----              ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues  from
full  payout  leases,  as  defined  in the  Limited  Partnership                  $      730,798      $     943,372

Cost reimbursements to General Partner                                                   755,205            895,938
                                                                                ----------------- ------------------
                                                                                   $   1,486,003      $   1,839,310
                                                                                ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


8.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
     facility                                                      $ 10,300,000
Amounts borrowed by affiliated partnerships and limited
     liability companies under the acquisition
     facility                                                        21,900,000
                                                              ------------------
Total borrowings under the acquisition facility                      32,200,000
Amounts borrowed by the General Partner and its sister
     corporation under the warehouse facility                                 -
                                                              ------------------
Total outstanding balance                                          $ 32,200,000
                                                              ==================

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (32,200,000)
                                                              ------------------
Remaining availability                                             $ 11,454,928
                                                              ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2002.


9.  Commitments:

As of September 30, 2002, the Company had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first three quarters of 2002 and 2001, our primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
     facility                                                      $ 10,300,000
Amounts borrowed by affiliated partnerships and limited
     liability companies under the acquisition
     facility                                                        21,900,000
                                                              ------------------
Total borrowings under the acquisition facility                      32,200,000
Amounts borrowed by the General Partner and its sister
     corporation under the warehouse facility                                 -
                                                              ------------------
Total outstanding balance                                          $ 32,200,000
                                                              ==================

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (32,200,000)
                                                              ------------------
Remaining availability                                             $ 11,454,928
                                                              ==================

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

We do not expect to make commitments of capital other than for the acquisition of additional equipment. As of September 30, 2002, we had made none of these commitments.

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

During 2002 and 2001, our primary source of liquidity was rents from operating leases.

In both 2002 and in 2001, our cash flows from operating activities came almost entirely from operating lease rents for both the three and nine month periods.

Our sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Rents from direct financing leases decreased compared to 2001 as a result of asset sales over the last year. We do not expect that the amounts of proceeds from sales of assets will be consistent from one period to another. In 2002 and 2001, we used cash in investing activities to purchase assets on operating and direct financing leases and to pay initial direct costs to the Managing Member.

In 2002 and 2001, borrowings on the line of credit and proceeds of long-term debt were our only sources of cash from financing sources.

The amounts we distributed to our partners have not changed significantly compared to 2001. The amounts of cash we used to repay non-recourse debt increased slightly for the nine month period and the three month period as a result of scheduled debt payments we have made. The portion of the debt payments attributed principal payments, as opposed to interest payments, has increased.

Results of operations

Our operations in 2002 resulted in a net loss of $919,621 (nine months) and $91,256 (three months). In 2001, our operations resulted in a net income of $2,899,418 (nine months) and $1,313,434 (three months). Our primary source of revenues is from operating leases. These lease revenues and the related depreciation expenses have decreased compared to 2001 as a result of asset sales over the last year. Equipment management fees are based on our rental revenues and have decreased due to decreases in our revenues from leases. Incentive management fees are based on the levels of distributions of cash from operations to limited partners. Our lease revenues and distributions of operating cash flows decreased compared to 2001, and as a result, management fees also decreased. Interest expense has decreased as a result of the scheduled debt payments we have made over the last year.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation (the Debtor) filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership had assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Partnership's leased equipment, which proceeds resulted in recoveries of $1,773,798 or 21.7% of original equipment cost. As of November 1, 2000, liquidation of the assets was completed.

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

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Partnership's claim due to duplication and an improper liquidated damages provision. The Partnership disputed this and, as of July 26, 2002, agreement has been reached between the Partnership and Debtor as to the amount of the Partnership's claim, and the Debtor's objection to the Partnership's claim was withdrawn.

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

Although the equipment was to be returned to FURC by December 31, 2001, the debtor continued to use and pay for the equipment under the lease on a month-to-month basis. A letter agreement has been executed by the debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease on a month-to-month basis until the cars were returned. The debtor has also objected to the Partnership's claim, which objection was being disputed by the Partnership and is likely to be resolved via an amended Proof of Claim. At this point, all equipment has been returned to the Partnership, and is in the process of being re-leased and/or sold. The full extent of any recovery is not known at this time.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

       1. Financial Statements

          Included in Part I of this report:

               Balance Sheets, September 30, 2002 and December 31, 2001.

               Statements of operations for the nine and three month periods ended September 30, 2002 and 2001.

               Statement of changes in partners' capital for the nine months ended September 30, 2002.

               Statement of cash flows for the nine and three month periods ended September 30, 2002 and 2001.

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

Date:
November 7, 2002

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




                By:   /s/ DONALD E. CARPENTER
                    ---------------------------------------
                    Donald E. Carpenter
                    Principal accounting
                    officer of registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund VII, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Cash Distribution Fund VII, LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 7, 2002



  /s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:     November 7, 2002



  /s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:     November 7, 2002



  /s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant