Form 10-K
period 2002-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2003-03-31
CIK 1019542

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the
                            Securities Exchange Act of 1934 (no fee required) For the Year Ended December 31, 2002
                                                                     OR
                        |_| Transition report pursuant to section 13 or 15(d) of
                            the Securities Exchange Act of 1934 (no fee
                            required) For the transition period from ____ to
                            ____

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

        600 California Street, 6th Floor, San Francisco, California 94108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


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

     The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for
15,000,000  ($150,000,000)  Limited  Partnership  Units  and  the  offering  was
terminated.   As  of  December  31,  2002,  14,996,050  Units  were  issued  and outstanding.

     The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending December 31, 2004 and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

     The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of the General Partner that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

     The Partnership will generally only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

     As of December 31, 2002, the Partnership had purchased equipment with a total acquisition price of $302,751,046.

     The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by the General Partner, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees, which although deemed creditworthy by the General Partner, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

     As set forth below, during 2002, one lessee generated 11% the Partnership's lease revenues. During 2001and 2000, no single lessee generated more than 10% of the Partnership's lease revenues.

Lessee                      Type of Equipment      2002   2001   2000
------                      -----------------      ----   ----   ----
General Motors Corporation  Materials Handling      11%    *      *
*  Less than 10%.

These percentages are not expected to be comparable in future periods.

     The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of the General Partner or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

     The General Partner will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

     The business of the Partnership is not seasonal.

     The Partnership has no full time employees.

Equipment Leasing Activities

     Through December 31, 2002, the Partnership has disposed of certain leased assets as set forth below:

                                                                  Excess of
          Type of          Original                               Rents Over
         Equipment       Equipment Cost       Sale Price          Expenses *
         ---------       --------------       ----------          ----------
Manufacturing               $20,322,974         $ 6,609,943        $ 13,332,058
Transportation               22,358,502           8,222,796          17,790,923
Office automation            10,942,274           1,226,848          11,102,974
Aircraft                      4,708,142           4,954,738           2,576,835
Other                         2,763,000             410,702           1,879,147
Food processing               2,182,333           1,329,201           1,980,738
Furniture and fixtures        1,378,013             769,570           1,095,675
Mining                        1,405,029           1,057,869             793,098
Materials handling            1,278,498             164,477           1,385,570
                        ----------------    ----------------   -----------------
                        ----------------    ----------------   -----------------
                            $67,338,766        $ 24,746,144        $ 51,937,018
                        ================    ================   =================
                        ================    ================   =================

* Includes only those expenses directly related to the production of the related rents.

     The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2002 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                   Purchase Price Excluding Percentage of Total
Asset Types                            Acquisition Fees         Acquisitions
-----------                            ----------------         ------------
Transportation, rail cars                 $ 64,328,409                   21.24%
Manufacturing                               45,709,520                   15.10%
Mining                                      30,756,101                   10.16%
Transportation, other                       26,723,940                    8.83%
Transportation, intermodal
   containers                               26,631,519                    8.80%
Marine vessels                              22,335,250                    7.38%
Materials handling                          16,318,944                    5.39%
Motor Vehicles                              13,148,102                    4.34%
Office automation                           11,449,934                    3.78%
Medical                                      9,133,951                    3.02%
Aircraft                                     6,310,979                    2.08%
Railroad locomotives                         5,010,960                    1.66%
Other *                                     24,893,437                    8.22%
                                      -----------------        -----------------
                                         $ 302,751,046                  100.00%
                                      =================        =================

                                   Purchase Price Excluding Percentage of Total
Industry of Lessee                     Acquisition Fees         Acquisitions
------------------                     ----------------         ------------
Transportation, rail                      $ 73,779,368                   24.36%
Municipalities                              45,050,058                   14.88%
Transportation, other                       43,079,361                   14.23%
Manufacturing, other                        41,295,886                   13.64%
Electronics                                 26,062,302                    8.61%
Mining                                      17,670,967                    5.84%
Business services                           15,093,493                    4.99%
Primary metals                              13,251,254                    4.38%
Other *                                     27,468,357                    9.07%
                                      -----------------        -----------------
                                         $ 302,751,046                  100.00%
                                      =================        =================

* Individual amounts included in "Other" represent less than 2.5% of the total.

     For further information regarding the Partnership's equipment lease portfolio as of December 31, 2002, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

     The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the debtor in October 2001. The Plan provided that the Debtor change its name to "Integrated Micro-Technology," and enter into a new line of business, the manufacture and production of "micro-machines". As part of the Plan, the Partnership, along with the other unsecured creditors, receives a proportionate share of its unsecured claims in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

     The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partner's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

     As of December 31, 2002, a total of 5,589 investors were record holders of Units in the Partnership.

ERISA Valuation

     In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, the General Partner estimated the value per Unit of the Partnership's assets as of September 30, 2002. The General Partner calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2003. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

     After calculating the aggregate estimated disposition proceeds, the General Partner then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2002, the value of the Partnership's assets, calculated on this basis, was approximately $6.17 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

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

     The rate for monthly distributions from 2002 operations was $0.0833 per Unit. The distributions were paid in February 2002 through December 2002 and in January 2003. For each quarterly distribution (paid in April, July and October 2002 and in January 2003) the rate was $0.25 per Unit. Distributions were from 2002 cash flows from operations.

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

     The following table presents summarized information regarding distributions to Limited Partners:

                                                  2002              2001             2000              1999              1998
                                                  ----              ----             ----              ----              ----
Distributions of net income (loss)                   $ (0.20)           $ 0.01           $ 0.53           $ (0.17)           $ 0.46
Return of investment                                    1.20              0.99             0.48              1.17              0.45
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Distributions per Unit                                  1.00              1.00             1.01              1.00              0.91
Differences due to timing of distributions                 -                 -            (0.01)                -              0.09
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Nominal distribution rates from above                 $ 1.00            $ 1.00           $ 1.00            $ 1.00            $ 1.00
                                             ================ ================= ================ ================= =================

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Partnership at December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.


                                                  2002              2001             2000              1999              1998
                                                  ----              ----             ----              ----              ----
Gross revenues                                   $25,942,773      $ 30,646,525     $ 41,463,919      $ 39,634,771      $ 37,195,090

Net income (loss)                               $ (1,772,503)      $ 2,939,818      $ 9,158,705      $ (2,159,370)      $ 5,279,496

Weighted average Units outstanding                14,996,050        14,996,050       14,996,050        14,996,050        10,729,510

Net income (loss) allocated to
   Limited Partners                             $ (2,976,387)        $ 140,295      $ 7,938,589      $ (2,622,996)      $ 4,883,534

Net income (loss) per Unit, based on
   weighted average Units outstanding                $ (0.20)           $ 0.01           $ 0.53           $ (0.17)           $ 0.46

Distributions per Unit, based on
   weighted average Units outstanding                 $ 1.00            $ 1.00           $ 1.01            $ 1.00            $ 0.91

Total Assets                                    $116,223,748     $ 135,853,619    $ 157,600,746     $ 191,424,300      $212,456,902

Non-recourse Debt                                $ 4,577,308       $ 9,971,225     $ 15,452,741      $ 21,780,420      $ 16,599,347

Other Long-term Debt                             $33,546,000      $ 38,540,000     $ 44,877,000      $ 53,181,000      $ 61,553,000

Total Partners' Capital                          $61,218,234      $ 79,492,851     $ 94,163,608     $ 101,313,784      $119,711,246


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition facility                                  $    13,300,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                             15,700,000
                                                                                                  -----------------
Total borrowings under the acquisition facility                                                          29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                  -
                                                                                                  -----------------
Total outstanding balance                                                                          $    29,000,000
                                                                                                  =================

Total available under the line of credit                                                           $    55,645,837
Total outstanding balance                                                                              (29,000,000)
                                                                                                  -----------------
Remaining availability                                                                             $    26,645,837
                                                                                                  =================

     Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

     The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the General Partner and providing for cash distributions to the Limited Partners. At December 31, 2002, the Partnership had no commitments to purchase lease assets.

     As of December 31, 2002, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2003, generated from operations in 2002.

     The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

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

     See Item 7a and Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.

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

     See Note 4 to the financial statements,  Non-recourse debt, as set forth in
Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

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

Cash Flows

2002 vs. 2001:

     Cash flows from operations decreased from $23,869,682 in 2001 to $20,508,144 in 2002, a decrease of $3,361,538. Rents from operating leases is the primary source of operating cash flows. Lease terminations and sales of operating lease assets in 2001 and 2002 led to the decrease in operating lease revenues compared to 2001.

     In 2002, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets decreased from $3,830,077 in 2001 to $2,229,481 in 2002, a decrease of $1,600,596. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniquness of the assets subject to sale. Rents from direct financing leases increased by $771,036 as a result of acquisitions of lease assets in 2001 and 2002.

     In 2002, financing sources of cash consisted of proceeds of long-term debt and borrowings on the line of credit. The proceeds of long-term debt were used to repay the line of credit.

     Cash used for distributions to partners did not change significantly. Non-recourse debt payments scheduled in 2002 were less than those scheduled in 2001. This was the cause of the decrease in debt payments.

     Cash used to repay long-term debt increased as a result of the additional borrowings in 2002.

2001 vs. 2000:

     Cash flows from operations decreased from $28,382,888 in 2000 to $23,869,682 in 2001, a decrease of $4,513,206. Rents from operating leases is the primary source of operating cash flows. Sales of operating lease assets in 2000 and 2001 led to the decrease in operating lease revenues compared to 2000.

     In 2001 and 2000, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets decreased from $10,439,849 in 2000 to $3,830,077 in 2001, a decrease of $6,609,772. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Rents from direct financing leases decreased by $293,602 as a result of sales of lease assets in 2000 and 2001.

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

     Cash used to repay long-term debt decreased as a result of a reduction in scheduled payments, net of the effect of the additional borrowings in 2001. Overall, average debt balances were lower in 2001 than in 2000 as a result of making debt payments as scheduled.

Results of Operations

     As of January 7, 1997, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Partnership. As of that date, the Partnership commenced operations in its primary business (leasing activities). There were no operations in 1996.

2002 vs. 2001:

     Operations resulted in a loss of $1,772,503 in 2002 compared to net income of $2,939,818 in 2001. The primary cause of the decrease is the provision for losses and impairments of $2,111,593 recorded in 2002. There was no such provision in 2001.

     Revenues from leases decreased from $31,726,016 in 2001 to $27,009,517 in 2002, a decrease of $4,716,499. Revenue increases resulting from asset purchases in 2001 and in 2002 were offset by the effects of income producing asset sales. Lower lease rates realized on lease renewals has also contributed to the decrease in lease revenues. Losses on sales of assets increased from $1,145,708 in 2001 to $1,270,985 in 2002, an increase of $125,277. Such gains and losses are not expected to be consistent from one period to another.

Depreciation expense decreased by $1,404,812 compared to 2001 as a result of the sales of depreciable assets in 2001 and 2002.

     Interest expense declined as a result of scheduled debt payments. These repayments exceeded the amounts of new borrowings in 2002. Total debt, including the line of credit, decreased from $52,611,225 at December 31, 2001 to $51,423,308 at December 31, 2002.

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of fleets of jumbo covered hopper cars, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $2,111,593 for the year ended December 31, 2002.

2001 vs. 2000:

     Operations resulted in net income of $2,939,818 in 2001 compared to $9,158,705 in 2000.

     Revenues from leases decreased from $38,849,507 in 2000 to $31,726,016 in 2001, a decrease of $7,123,491. Decreases resulted from asset sales in 2000 and in 2001. Gains and losses on sales of assets decreased from a gain of $2,381,787 in 2000 to a loss of $1,145,708 in 2001, a change of $3,527,495. Such gains and losses are not expected to be consistent from one period to another.

     Depreciation expense decreased in 2001 compared to 2000 as a result of sales of depreciable assets in 2000 and 2001.

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

     The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Partnership recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the changes in fair value in net income or other comprehensive income, in accordance with SFAS No. 133. See Note 5 to the financial statements, Other long-term debt, as set forth in Part II,
Item 8, Financial Statements and Supplementary Data, for additional information.

Recent Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position or results of operations.

Internal Controls

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the CEO and CFO of the General Partner, concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Critical Accounting Policies

     The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.

Asset Valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

     In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2002, there was an outstanding balance of $13,300,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 3.29% to 3.31%.

     Also, as described in Item 7in the caption "Capital Resources and Liquidity," the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Partnership enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

     Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2002, borrowings on the facility were $33,546,000 and the associated variable interest rate was 2.0081% and the average fixed interest rate achieved with the swap agreements was 5.869% at December 31, 2002.

     In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 2002, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Partnership's 2003 variable interest expense by approximately $282,000.

     See the Notes to the Financial Statements as set forth in Item 8 for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 29.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Capital Equipment Fund VII, L.P.

     We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 7, 2003



                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                     ASSETS

                                                   2002              2001
                                                   ----              ----
Cash and cash equivalents                         $ 2,194,169         $ 936,189

Accounts receivable, net of allowance for
   doubtful accounts of $403,067 in 2002
   and $118,067 in 2001                             4,848,736          5,759,540

Due from General Partner                              253,543                  -

Other assets                                           10,019           108,015

Investments in equipment and leases               108,917,281        129,049,875
                                             ----------------- -----------------
Total assets                                    $ 116,223,748      $135,853,619
                                             ================= =================




 LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $ 4,577,308       $ 9,971,225

Other long-term debt                               33,546,000        38,540,000

Line of credit                                     13,300,000         4,100,000

Accounts payable and accruals:
   General Partner                                          -           580,916
   Other                                              752,459           510,598

Accrued interest payable                              192,403           355,458

Interest rate swap contracts                        1,624,360         1,326,006

Unearned lease income                               1,012,984           976,565
                                             ----------------- -----------------
                                                   55,005,514        56,360,768

Total partners' capital                            61,218,234        79,492,851
                                             ----------------- -----------------
Total liabilities and partners' capital         $ 116,223,748      $135,853,619
                                             ================= =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Revenues:                                                                            2002              2001              2000
                                                                                     ----              ----              ----
Leasing activities:
   Operating leases                                                                $ 25,631,019      $ 30,657,648      $ 37,500,588
   Direct financing leases                                                            1,378,498         1,068,368         1,153,226
   Leveraged leases                                                                           -                 -           195,693
   Gain (loss) on sale of assets                                                     (1,270,985)       (1,145,708)        2,381,787
Interest income                                                                          14,000            55,569           157,678
Other                                                                                   190,241            10,648            74,947
                                                                                ---------------- ----------------- -----------------
                                                                                     25,942,773        30,646,525        41,463,919
Expenses:
Depreciation and amortization                                                        18,608,503        20,023,249        25,306,146
Interest                                                                              3,206,557         4,029,695         5,307,064
Provision for losses and impairments                                                  2,111,593                 -                 -
Equipment and incentive management fees to affiliates                                   947,568         1,175,912         1,770,779
Cost reimbursements to General Partner                                                  859,415           851,382           917,952
Railcar maintenance                                                                     710,564           715,826           484,432
Provision for doubtful accounts                                                         285,000           118,067                 -
Professional fees                                                                       199,993           163,006            86,643
Other                                                                                   786,083           629,570           488,772
                                                                                ---------------- ----------------- -----------------
                                                                                      27,715,276       27,706,707        34,361,788
                                                                                ---------------- ----------------- -----------------
Income (loss) before extraordinary item                                              (1,772,503)        2,939,818         7,102,131
Extraordinary gain on early extinguishment of debt                                            -                 -         2,056,574
                                                                                ---------------- ----------------- -----------------
Net income (loss)                                                                  $ (1,772,503)      $ 2,939,818       $ 9,158,705
                                                                                ================ ================= =================

Net income (loss):
   General Partner                                                                  $ 1,203,884       $ 2,799,523       $ 1,220,116
   Limited Partners                                                                  (2,976,387)          140,295         7,938,589
                                                                                ---------------- ----------------- -----------------
                                                                                   $ (1,772,503)      $ 2,939,818       $ 9,158,705
                                                                                ================ ================= =================

Income (loss) before extraordinary item per Limited Partnership unit                    $ (0.20)           $ 0.01            $ 0.40
Extraordinary gain on early extinguishment of debt
   per Limited Partnership unit                                                               -                 -              0.13
                                                                                ---------------- ----------------- -----------------
Net income (loss) per Limited Partnership unit                                          $ (0.20)           $ 0.01            $ 0.53
                                                                                ================ ================= =================

Weighted average number of units outstanding                                         14,996,050        14,996,050        14,996,050








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                   Accumulated
                                                                                                      Other
                                                              Limited Partners                     Comprehensive
                                                              ----------------      General           Income
                                                  Units            Amount           Partner           (Loss)            Total
                                                  -----            ------           -------           ------            -----
Balance December 31, 1999                         14,996,050     $ 102,828,385     $ (1,514,601)              $ -      $101,313,784

Distributions to Limited Partners
   ($1.01 per Unit)                                                (15,088,765)               -                 -       (15,088,765)
Distributions to General Partner                                             -       (1,220,116)                -        (1,220,116)
Net income                                                           7,938,589        1,220,116                 -         9,158,705
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2000                         14,996,050        95,678,209       (1,514,601)                -        94,163,608

Distributions to Limited Partners
   ($1.00 per Unit)                                                (14,999,647)               -                 -       (14,999,647)
Distributions to General Partner                                             -       (1,284,922)                -        (1,284,922)
Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                           -                -           281,661           281,661
Unrealized decrease in value of
   interest rate swap contracts                                              -                -        (1,607,667)       (1,607,667)
Net income                                                             140,295        2,799,523                 -         2,939,818
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2001                         14,996,050        80,818,857                -        (1,326,006)       79,492,851

Distributions to Limited Partners
   ($1.00 per Unit)                                                (14,999,876)               -                 -       (14,999,876)
Distributions to General Partner                                             -       (1,203,884)                -        (1,203,884)
Unrealized decrease in value of
   interest rate swap contracts                                              -                -          (298,354)         (298,354)
Net income (loss)                                                   (2,976,387)       1,203,884                 -        (1,772,503)
                                             ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2002                         14,996,050      $ 62,842,594              $ -      $ (1,624,360)     $ 61,218,234
                                             ================ ================= ================ ================= =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                     2002              2001              2000
                                                                                     ----              ----              ----
Operating activities:
Net income (loss)                                                                  $ (1,772,503)      $ 2,939,818       $ 9,158,705
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Leveraged lease income                                                                   -                 -          (195,693)
     Depreciation and amortization                                                   18,608,503        20,023,249        25,306,146
     Provision for losses and impairments                                             2,111,593                 -                 -
     Provision for doubtful accounts                                                    285,000           118,067                 -
     Loss (gain) on sales of assets                                                   1,270,985         1,145,708        (2,381,787)
     Extraordinary gain on early extinguishment of debt                                       -                 -        (2,056,574)
     Changes in operating assets and liabilities:
         Accounts receivable                                                            625,804           344,704          (596,206)
         Due from General Partner                                                      (253,543)                -                 -
         Other assets                                                                    97,996           (18,004)           39,996
         Accounts payable, General Partner                                             (580,916)          (24,768)         (829,967)
         Accounts payable, other                                                        241,861          (193,163)          277,865
         Accrued interest payable                                                      (163,055)         (178,400)         (180,839)
         Unearned lease income                                                           36,419          (287,529)         (158,758)
                                                                                ---------------- ----------------- -----------------
Net cash provided by operating activities                                            20,508,144        23,869,682        28,382,888
                                                                                ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                                         2,229,481         3,830,077        10,439,849
Reduction of net investment in direct financing leases                                3,032,098         2,261,062         2,554,664
Purchases of equipment on direct financing leases                                    (3,052,582)       (4,344,293)       (1,678,000)
Initial direct lease costs                                                             (107,962)          (48,560)          (18,370)
Purchases of equipment on operating leases                                           (3,959,522)       (1,950,111)                -
                                                                                ---------------- ----------------- -----------------
Net cash provided by (used in) investing activities                                  (1,858,487)         (251,825)       11,298,143
                                                                                ---------------- ----------------- -----------------

Financing activities:
Distributions to Limited Partners                                                   (14,999,876)      (14,999,647)      (15,088,765)
Distributions to General Partner                                                     (1,203,884)       (1,284,922)       (1,220,116)
Borrowings under line of credit                                                      19,500,000        12,900,000           450,000
Repayments of borrowings under line of credit                                       (10,300,000)       (8,800,000)      (11,600,000)
Proceeds of other long-term debt                                                     10,100,000         8,000,000        11,700,000
Repayments of other long-term debt                                                  (15,094,000)      (14,337,000)      (17,947,426)
Repayments of non-recourse debt                                                      (5,393,917)       (5,481,516)       (6,912,082)
Proceeds of non-recourse debt                                                                 -                 -           584,403
                                                                                ---------------- ----------------- -----------------
Net cash used in financing activities                                               (17,391,677)      (24,003,085)      (40,033,986)
                                                                                ---------------- ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                                  1,257,980          (385,228)         (352,955)
Cash and cash equivalents at beginning of year                                          936,189         1,321,417         1,674,372
                                                                                ---------------- ----------------- -----------------
Cash and cash equivalents at end of year                                            $ 2,194,169         $ 936,189       $ 1,321,417
                                                                                ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                     2002              2001              2000
                                                                                     ----              ----              ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                              $ 3,369,612       $ 4,208,095       $ 5,487,903
                                                                                ================ ================= =================

Schedule of non-cash transactions:

Extraordinary gain on early extinguishment of debt                                          $ -               $ -       $ 2,056,574
                                                                                ================ ================= =================

Change in fair value of interest rate swaps contracts                                $ (298,354)     $ (1,607,667)              $ -
                                                                                ================ ================= =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


1.  Organization and Partnership matters:

     ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the state of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States.

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

     The Partnership's business consists of leasing various types of equipment. As of December 31, 2002, the original terms of the leases ranged from eighteen months to eleven years.

     Pursuant to the Limited Partnership Agreement, the General Partner receives compensation and reimbursements for services rendered on behalf of the Partnership (See Note 6). The General Partner is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

     Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

     Revenues from operating leases are recognized evenly over the terms of the related leases.

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

Investment in leveraged leases:

     Leases that are financed principally with non-recourse debt at lease inception and that meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


2.  Summary of significant accounting policies (continued):

Accounts receivable:

     Accounts receivable represent the amounts billed under lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

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

     The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                  2002              2001
                                                  ----              ----
   Financial statement basis of net assets      $ 61,218,234      $ 79,492,851
   Tax basis of net assets                       (22,854,898)       (1,474,318)
                                             ---------------- -----------------
   Difference                                   $ 84,073,132      $ 80,967,169
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

     The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                              2002              2001              2000
                                                              ----              ----              ----
     Net income (loss) per financial statements             $ (1,772,503)      $ 2,939,818       $ 9,158,705
     Adjustment to depreciation expense                       (9,817,508)      (18,455,212)      (20,229,067)
     Adjustments to lease revenues                             1,442,714         2,145,833           573,208
     Provision for losses                                      2,396,593           118,067                 -
                                                         ---------------- ----------------- -----------------
     Net loss per federal tax return                        $ (7,750,704)     $(13,251,494)     $(10,497,154)
                                                         ================ ================= =================

Per unit data:

     Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


2.  Summary of significant accounting policies (continued):

Credit risk:

     Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2002, 2001 and 2000.

Basis of presentation:

     The accompanying financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.

Asset valuation:

     Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Derivative financial instruments:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


2.  Summary of significant accounting policies (continued):

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and to carry those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Partnership adjusted hedging instruments to fair value in the balance sheet and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

The Partnership utilizes cash flow hedges comprised of interest rate swaps. Such interest rate swaps are linked to and are designed to effectively adjust the interest rate sensitivity of specific long-term debt.

     The  effective  portion  of  the  change  in  fair  value  of  the  hedging derivatives is recorded in equity as a component of Accumulated Other Comprehensive Income (AOCI) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is dedesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Recent accounting pronouncement:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position or results of operations.

Initial direct costs:

     The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


3.  Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                                 Depreciation
                                                                                  Expense or         Reclass-
                                             December 31,                        Amortization     ifications or    December 31,
                                                  2001           Additions         of Leases       Dispositions          2002
                                                  ----           ---------         ---------       ------------          ----
Net investment in operating leases              $101,066,589       $ 3,959,522    $ (18,424,332)     $ (2,574,877)     $ 84,026,902
Net investment in direct financing
   leases                                         18,931,921         3,052,582       (3,032,098)       (2,725,288)       16,227,117
Reserve for losses and impairments                  (504,227)       (2,111,593)               -           504,227        (2,111,593)
Assets held for sale or lease                      9,267,614                 -                -         1,295,472        10,563,086
Initial direct costs, net of
   accumulated amortization of
   $905,356 in 2002 and $726,703 in 2001             287,978           107,962         (184,171)                -           211,769
                                             ---------------- ----------------- ---------------- ----------------- -----------------
                                                $129,049,875       $ 5,008,473    $ (21,640,601)     $ (3,500,466)     $108,917,281
                                             ================ ================= ================ ================= =================

     Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the fair values of fleets of jumbo covered hopper cars, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $2,111,593 for the year ended December 31, 2002.

Operating leases:

Property subject to operating leases consists of the following:

                                                                       Reclass-
                                December 31,                        ifications or    December 31,
                                      2001           Additions       Dispositions          2002
                                      ----           ---------       ------------          ----
Transportation                      $ 80,788,684              $ -      $ (5,899,676)     $ 74,889,008
Marine vessels / barges               27,030,136                -                 -        27,030,136
Construction                          22,831,963                -          (417,700)       22,414,263
Manufacturing                          9,702,801                -          (335,413)        9,367,388
Mining                                 9,012,965                -                 -         9,012,965
Other                                  5,813,733                -           220,653         6,034,386
Office automation                      5,297,632                -        (1,692,944)        3,604,688
Materials handling                     5,265,654        3,959,522          (216,081)        9,009,095
Communications                         4,387,819                -           (77,934)        4,309,885
                                ----------------- ---------------- ----------------- -----------------
                                     170,131,387        3,959,522        (8,419,095)      165,671,814
Less accumulated depreciation        (69,064,798)     (18,424,332)        5,844,218       (81,644,912)
                                ----------------- ---------------- ----------------- -----------------
                                   $ 101,066,589    $ (14,464,810)     $ (2,574,877)     $ 84,026,902
                                ================= ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


3.  Investments in equipment and leases (continued):

Direct financing leases:

     As of December 31, 2002, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2002 and 2001:

                                                                 2002              2001
                                                                 ----              ----
Total minimum lease payments receivable                        $ 14,018,775      $ 15,374,654
Estimated residual values of leased equipment (unguaranteed)      6,286,069         8,678,613
                                                            ---------------- -----------------
Investment in direct financing leases                            20,304,844        24,053,267
Less unearned income                                             (4,077,727)       (5,121,346)
                                                            ---------------- -----------------
Net investment in direct financing leases                      $ 16,227,117      $ 18,931,921
                                                            ================ =================

     All of the property subject to leases was acquired in the years 1997 through 2002.

     At December 31, 2002, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

                                             Direct
       Year ending        Operating        Financing
       December 31,        Leases            Leases            Total
       ------------        ------            ------            -----
                2003       $15,666,811       $ 3,935,864     $ 19,602,675
                2004         9,975,468         3,850,612       13,826,080
                2005         6,682,211         3,779,344       10,461,555
                2006         1,567,028         1,706,695        3,273,723
                2007           459,000           542,007        1,001,007
          Thereafter           463,950           204,253          668,203
                       ---------------- ----------------- ----------------
                           $34,814,468      $ 14,018,775     $ 48,833,243
                       ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


3.  Investments in equipment and leases (continued):

Reserve for losses and impairments and allowance for doubtful accounts:

     Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                            Reserve for      Allowance for
                                             losses and        doubtful
                                            impairments        accounts
        Balance December 31, 1999              $ 6,185,366        $       -
        Provision                                        -                -
        Charge offs                             (5,681,139)               -
                                          ----------------- ----------------
        Balance December 31, 2000                  504,227                -
        Provision                                        -          118,067
        Charge offs                                      -                -
                                          ----------------- ----------------
        Balance December 31, 2001                  504,227          118,067
        Provision                                2,111,593          285,000
        Charge offs                               (504,227)               -
                                          ----------------- ----------------
        Balance December 31, 2002              $ 2,111,593        $ 403,067
                                          ================= ================

     At December 31, 2002, the Partnership had no commitments to purchase lease assets.


4.  Non-recourse debt:

     At December 31, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly, semi-annual and annual payments. Interest on the notes is at fixed rates from 7.4% to 16.6%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2002, the carrying value of the pledged assets is $16,937,114. The notes mature from 2003 through 2008.

     Future minimum payments of non-recourse debt are as follows:

          Year ending
          December 31,       Principal         Interest           Total
                   2003       $ 3,624,662         $ 288,831      $ 3,913,493
                   2004           298,403            67,364          365,767
                   2005           322,838            42,927          365,765
                   2006           216,850            20,179          237,029
                   2007            90,838             5,141           95,979
             Thereafter            23,717               277           23,994
                          ---------------- ----------------- ----------------
                              $ 4,577,308         $ 424,719      $ 5,002,027
                          ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2002


5.  Other long-term debt:

     In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (2.0081% at December 31, 2002), based on an index of A1 commercial paper.

     The Program requires the General Partner, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2002, the Partnership receives or pays interest on a notional principal of $25,680,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

     Borrowings under the Program are as follows:

                          Original          Balance       Payment Rate on
                           Amount         December 31,     Interest Swap
       Date Borrowed      Borrowed            2002           Agreement
       -------------      --------            ----           ---------
          4/1/98           $21,770,000       $ 1,332,000      6.220%
          7/1/98            25,000,000         3,469,000      6.155%
         10/1/98            20,000,000         6,087,000      5.550%
         4/16/99             9,000,000         2,435,000      5.890%
         1/26/00            11,700,000         6,699,000      7.580%
         5/25/01             2,000,000         1,402,000      5.790%
         9/28/01             6,000,000         4,256,000      4.360%
         1/31/02             4,400,000         3,455,000         *
         2/19/02             5,700,000         4,411,000         *
                       ---------------- -----------------
                          $105,570,000      $ 33,546,000
                       ================ =================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

     The long-term debt borrowings mature from 2003 through 2009. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                            Swap Notional /       Debt                                               Rates on
          Year ending            Debt           Principal                                         Interest Swap
          December 31,        Principal        Not Swapped        Interest           Total         Agreements**
                              ---------        -----------        --------           -----         ------------
                       2003    $ 8,903,000       $ 2,621,000       $ 1,653,145     $ 13,177,145   5.858%-5.878%
                       2004      7,186,000         2,272,000         1,041,833       10,499,833   5.871%-5.910%
                       2005      5,766,000         2,109,000           539,350        8,414,350   5.927%-6.257%
                       2006      1,946,000           864,000           206,986        3,016,986   6.414%-7.009%
                       2007        903,000                 -           103,979        1,006,979   7.007%-7.211%
                       2008        635,000                 -            46,443          681,443   7.245%-7.480%
                       2009        341,000                 -            12,229          353,229       7.58%
                            ---------------  ---------------- ----------------- ----------------
                              $ 25,680,000       $ 7,866,000       $ 3,603,965     $ 37,149,965
                            ===============  ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


5.  Other long-term debt (continued):

** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.0081% at December 31, 2002).

     In 2002 and 2001, the net effect of the interest rate swaps was to increase interest expense by $955,401 and $622,647, respectively.


6.  Related party transactions:

     The terms of the Limited Partnership Agreement provide that the General Partner and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

     The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by the General Partner are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by ATEL Financial Services, LLC.

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

     The  General  Partner  and/or  affiliates  earned  fees,   commissions  and
reimbursements, pursuant to the Limited Partnership Agreement as follows during 2002, 2001 and 2000:

                                                                   2002              2001              2000
                                                                   ----              ----              ----

Incentive management fees (computed as 4.0% of distributions
of  cash  from   operations,   as  defined  in  the  Limited
Partnership   Agreement)  and  equipment   management   fees
(computed as 3.5% of gross revenues from  operating  leases, as defined in the Limited  Partnership  Agreement plus 2% of gross  revenues from full payout  leases,  as defined in the
Limited Partnership Agreement).                                     $ 947,568       $ 1,175,912       $ 1,770,779


Cost reimbursements to General Partner                                859,415           851,382           917,952
                                                              ---------------- ----------------- -----------------
                                                                  $ 1,806,983       $ 2,027,294       $ 2,688,731
                                                              ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


7.  Partners' capital:

     As of December 31, 2002, 14,996,050 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated
     92.5% to the Limited Partners and 7.5% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocations of income were made to the General Partner in 2002 and 2001. The amount allocated was determined to bring the General Partner's ending capital account balance to zero.

     As defined in the Limited Partnership Agreement, available Cash from Operations, is to be distributed as follows:

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

     As defined in the Limited Partnership Agreement, available Cash from Sales or Refinancing, are to be distributed as follows:

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

     As of December 31, 2002, 2001 and 2000, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                     2002             2001              2000
                                     ----             ----              ----
    Manufacturing                    24%                *                *
    Transportation, rail             15%               13%              19%
    Transportation, other            14%               14%              12%
    Municipalities                   13%               17%              16%

*  Less than 10%

     During 2002, one customer comprised 11% of the Partnership's revenues from leases. During 2001 and 2000, no customers comprised in excess of 10% of the Partnership's revenues from leases.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


9.  Line of credit:

     The Partnership participates with the General Partner and certain of its affiliates in a $55,645,837 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition facility                                 $    13,300,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                              15,700,000
                                                                                                  -----------------
Total borrowings under the acquisition facility                                                          29,000,000
Amounts borrowed by the General Partner and its sister corporation under the warehouse facility                   -
                                                                                                  -----------------
Total outstanding balance                                                                          $    29,000,000
                                                                                                  =================

Total available under the line of credit                                                           $    55,645,837
Total outstanding balance                                                                              (29,000,000)
                                                                                                  -----------------
Remaining availability                                                                             $    26,645,837
                                                                                                  =================

     Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

     The Partnership borrowed $19,500,000, $12,900,000 and $450,000 under the line of credit during 2002, 2001 and 2000, respectively. Repayments on the line of credit were $10,300,000, $8,800,000 and $11,600,000 during 2002, 2001 and
2000, respectively. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at December 31, 2002 ranged from 3.29% to 3.31%.

     The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


10.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

Cash and cash equivalents:

     The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

     The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2002 is $4,373,028.

Other long-term debt:

     The carrying value of the Partnership's other long-term debt approximates its fair value at December 31, 2002 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

     The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

     The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded at fair value at December 31, 2002 and 2001.


11.  Extraordinary gain on extinguishment:

     In January 2000, one of the Partnership's lessees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the assets under operating leases with a net book value of $8,048,095 at December 31, 1999 leased to this particular lessee were impaired as of December 31, 1999. The Partnership estimated that the proceeds from the future sales of those assets, which were financed with non-recourse debt, would not be sufficient to satisfy the non-recourse lender. The debt balance was $2,056,574 at December 31, 1999. As a result, the Partnership fully reserved for those assets as of December 31, 1999. The portion of the assets not financed with non-recourse debt were written down to their expected net realizable value as of December 31, 1999.

     Upon foreclosure by the lender and upon sale of the financed assets in 2000, the Partnership recognized an extraordinary gain on the extinguishment of the debt $2,056,574 during the year ended December 31, 2000.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002


12.  Other comprehensive income (loss):

     For  the  years  ended  December  31,  2002,   2001  and  in  2000,   other
comprehensive income (loss) consisted of the following:

                                                                                     2002              2001              2000
                                                                                     ----              ----              ----
Net income (loss)                                                                  $ (1,772,503)      $ 2,939,818       $ 9,158,705
Other comprehensive income:
Cumulative effect of change in accounting principle at January 1, 2001                        -           281,661                 -
Change in value of interest rate swap contracts                                        (298,354)       (1,607,667)                -
                                                                                ---------------- ----------------- -----------------
Comprehensive net income (loss)                                                    $ (2,070,857)      $ 1,613,812       $ 9,158,705
                                                                                ================ ================= =================


13.  Selected quarterly data (unaudited):

                                                                 March 31,         June 30,       September 30,      December 31,
Quarter ended                                                       2001             2001              2001              2001
                                                                    ----             ----              ----              ----

Total revenues                                                     $ 8,515,731      $ 8,052,672       $ 7,865,481       $ 6,212,641
Net Income (loss)                                                    $ 810,179        $ 775,805       $ 1,313,434          $ 40,400
Net income (loss) per limited partnership unit                          $ 0.04           $ 0.03            $ 0.07           $ (0.13)

                                                                 March 31,         June 30,       September 30,      December 31,
Quarter ended                                                       2002             2002              2002              2002
                                                                    ----             ----              ----              ----

Total revenues                                                     $ 7,075,556      $ 5,277,040       $ 6,713,097       $ 6,877,080
Net Income (loss)                                                    $ 219,517     $ (1,047,882)        $ (91,256)       $ (852,882)
Net income (loss) per limited partnership unit                         $ (0.01)         $ (0.09)          $ (0.03)          $ (0.07)

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

     Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash                Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi          Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter         Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais             Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

     Dean L. Cash, age 52, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

     Paritosh K. Choksi, age 49, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

     Donald E. Carpenter, age 54, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

     Vasco H. Morais, age 44, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

     The registrant is a Limited Partnership and, therefore, has no officers or directors.

     Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partner and its Affiliates. The amount of such remuneration paid in 2002, 2001 and 2000 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner's Interest in Operating Proceeds

     Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocation of income was made to the General Partner in 2002 and 2001. The amount allocated was determined so as to bring the General Partner's ending capital account balance to zero. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 2002, 2001 and 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     At December 31, 2002, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

     The shareholders of the General Partner are beneficial owners of Limited Partnership Units as follows:

 (1)                             (2)                                (3)                                (4)
                                  Name and Address of               Amount and Nature of             Percent
      Title of Class               Beneficial Owner                 Beneficial Ownership             of Class
      --------------               ----------------                 --------------------             --------

Limited Partnership Units    A. J. Batt                         Initial Limited Partner Units            0.00017%
                           600 California Street, 6th Floor   25 Units ($250)
                                San Francisco, CA 94108       (owned by wife)

Limited Partnership Units     Dean Cash                         Initial Limited Partner Units            0.00017%
                           600 California Street, 6th Floor   25 Units ($250)
                                San Francisco, CA 94108       (owned by wife)

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


Item 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)    Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors
          Balance Sheets at December 31, 2002 and 2001
          Statements of Operations for the years ended December 31, 2002, 2001 and 2000 Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000 Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b)    Reports on Form 8-K for the fourth quarter of 2002
          None

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



                Date:       3/26/03

                             ATEL Capital Equipment Fund VII, L.P.
                        (Registrant)


  By: ATEL Financial Services, LLC,
      General Partner of Registrant



                 By:    /s/ Dean Cash
                       ---------------------------------------------------
                       Dean Cash,
                       President and Chief Executive Officer of
                       ATEL Financial Services, LLC (General
                       Partner)




                 By:   /s/ Paritosh K. Choksi
                       ---------------------------------------------------
                       Paritosh K. Choksi,
                       Executive Vice President of ATEL
                       Financial Services, LLC (General Partner)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                                CAPACITIES                       DATE



       /s/ Dean Cash       President, Chairman and Chief Executive       3/26/03
-------------------------   officer of ATEL Financial  Services, LLC
        Dean Cash



  /s/ Paritosh K. Choksi   Executive Vice President and director         3/26/03
-------------------------   of ATEL Financial  Services, LLC,
    Paritosh K. Choksi      principal financial officer of
                            registrant; principal financial officer
                            and director of ATEL Financial
                            Services, LLC



 /s/ Donald E. Carpenter   Principal accounting officer of               3/26/03
-------------------------   registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Services, LLC





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

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VII, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:          3/26/03

/s/ Paritosh K. Choksi
-------------------------------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VII, LP;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:          3/26/03

 /s/ Dean Cash
-------------------------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:          3/26/03



 /s/ Dean Cash
-------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:          3/26/03



/s/ Paritosh K. Choksi
-------------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant