Form 10-Q
period 2003-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2003-05-15
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X|    Quarterly Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act
                   of 1934. For the quarterly period ended
                   March 31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

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

The number of Limited Partnership Units outstanding as of March 31, 2003 was 14,996,050

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                  2003              2002
                                                  ----              ----
Cash and cash equivalents                        $ 1,382,258        $ 2,194,169
Accounts receivable, net of allowance for
   doubtful accounts of $608,150 in 2003
   and $403,067 in 2002                            3,373,201          4,848,736
Due from General Partner                                   -            253,543
Other assets                                               -             10,019
Investments in leases                             90,778,031        108,917,281
                                            ----------------- ------------------
Total assets                                    $ 95,533,490       $116,223,748
                                            ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL



Other long-term debt                             $30,359,000        $33,546,000

Non-recourse debt                                  3,313,052          4,577,308

Lines of credit                                            -         13,300,000

Accounts payable:
   General Partner                                   909,051                  -
   Other                                             624,897            752,459

Accrued interest expense                             155,665            192,403
Interest rate swap contracts                       1,511,466          1,624,360
Unearned operating lease income                      737,181          1,012,984
                                            ----------------- ------------------
Total liabilities                                 37,610,312         55,005,514


Partners' capital                                 57,923,178         61,218,234
                                            ----------------- ------------------
Total liabilities and partners' capital         $ 95,533,490       $116,223,748
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                INCOME STATEMENTS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                2003              2002
                                                                ----              ----
Revenues:
   Leasing activities:
      Operating leases                                         $ 5,543,069        $ 6,710,984
      Direct financing leases                                      274,332            403,680
      Gain (loss) on sales of assets                             2,153,445            (47,336)
Interest                                                             1,668              6,117
Other                                                               26,912              2,111
                                                          ----------------- ------------------
                                                                 7,999,426          7,075,556
Expenses:
Depreciation and amortization                                    4,523,617          4,423,512
Cost reimbursements to General Partner                             780,304            564,026
Interest expense                                                   620,293            889,598
Impairment losses                                                  517,926                  -
Equipment and incentive management fees to General Partner         360,964            282,352
Provision for doubtful accounts                                    220,000            300,000
Railcar maintenance                                                109,490            153,210
Professional fees                                                   36,301             93,529
Other                                                              180,395            149,812
                                                          ----------------- ------------------
                                                                 7,349,290          6,856,039
                                                          ----------------- ------------------
Net income                                                       $ 650,136          $ 219,517
                                                          ================= ==================

Net income (loss):
   General Partner                                               $ 308,138          $ 296,307
   Limited Partners                                                341,998            (76,790)
                                                          ----------------- ------------------
                                                                 $ 650,136          $ 219,517
                                                          ================= ==================

Net income (loss) per Limited Partnership Unit                      $ 0.02            $ (0.01)
Weighted average number of Units outstanding                    14,996,050         14,996,050


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2003
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                   Limited Partners       General             Income
                                                   ----------------
                                      Units             Amount            Partner             (Loss)             Total
                                      -----             ------            -------             ------             -----

Balance December 31, 2002              14,996,050       $ 62,842,594     $           -        $(1,624,360)       $61,218,234
Distributions to partners                       -         (3,749,948)         (308,138)                 -         (4,058,086)
Unrealized decrease in value of
   interest rate swap contracts                 -                  -                 -            112,894            112,894
Net income                                      -            341,998           308,138                  -            650,136
                                 ----------------- ------------------ -----------------  ----------------- ------------------
Balance March 31, 2003                 14,996,050       $ 59,434,644      $          -        $(1,511,466)       $57,923,178
                                 ================= ================== =================  ================= ==================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002

                                                                                   2003              2002
                                                                                   ----              ----
Operating activities:
Net income                                                                          $ 650,136          $ 219,517
Adjustments to reconcile net income to cash provided by operating activities:
   (Gain) loss on sales of assets                                                  (2,153,445)            47,336
   Depreciation and amortization                                                    4,523,617          4,423,512
   Impairment losses                                                                  517,926                  -
   Provision for doubtful accounts                                                    220,000            300,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                           1,255,535          1,337,952
      Due from General Partner                                                        253,543                  -
      Other assets                                                                     10,019             67,999
      Accounts payable, General Partner                                               909,051           (293,828)
      Accounts payable, other                                                        (127,562)           256,778
      Accrued interest expense                                                        (36,738)           (71,471)
      Unearned lease income                                                          (275,803)            44,132
                                                                             ----------------- ------------------
Net cash provided by operations                                                     5,746,279          6,331,927
                                                                             ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                                      14,689,581            240,881
Reduction of net investment in direct financing leases                                561,571            809,865
Purchases of equipment on operating leases                                                  -         (3,959,522)
Purchases of equipment on direct financing leases                                           -         (3,059,140)
Initial direct costs paid to General Partner                                                -           (107,961)
                                                                             ----------------- ------------------
Net cash provided by (used in) investing activities                                15,251,152         (6,075,877)
                                                                             ----------------- ------------------

Financing activities:
Repayments of borrowings under line of credit                                     (13,800,000)        (9,800,000)
Distributions to limited partners                                                  (3,749,948)        (3,749,948)
Repayments of other long-term debt                                                 (3,187,000)        (4,596,000)
Repayments of non-recourse debt                                                    (1,264,256)        (1,756,537)
Borrowings under line of credit                                                       500,000          9,700,000
Distributions to General Partner                                                     (308,138)          (296,307)
Proceeds of other long-term debt                                                            -         10,100,000
                                                                             ----------------- ------------------
Net cash used in financing activities                                             (21,809,342)          (398,792)
                                                                             ----------------- ------------------

Net decrease in cash and cash equivalents                                            (811,911)          (142,742)

Cash and cash equivalents at beginning of period                                    2,194,169            936,189
                                                                             ----------------- ------------------
Cash and cash equivalents at end of period                                        $ 1,382,258          $ 793,447
                                                                             ================= ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                            $ 657,031          $ 961,069
                                                                             ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2.  Organization and partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Fund), was formed under the laws of the State of California on July 17, 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 7, 1997, the Fund commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC, an affiliated entity, acts as the General Partner of the Fund.


3.  Investment in leases:

The Fund's investment in leases consists of the following:

                                                                              Depreciation
                                           Balance                            Expense and         Reclassi-           Balance
                                         December 31,       Impairment        Amortization      fications and        March 31,
                                             2002             Losses           of Leases         Dispositions          2003
                                             ----             ------           ---------       - -------------         ----
Net investment in operating
   leases                                  $ 84,026,902         $ (517,926)      $(4,472,905)      $(11,542,016)       $67,494,055
Net investment in direct
   financing leases                          16,227,117                  -          (561,571)        (5,921,317)         9,744,229
Assets held for sale or lease                10,563,086                  -                 -          2,815,604         13,378,690
Reserve for losses                           (2,111,593)                 -                 -          2,111,593                  -
Initial direct costs, net of
   accumulated amortization of
   $899,563 in 2003 and $905,356  in
   2002                                         211,769                  -           (50,712)                 -            161,057
                                       ----------------- ------------------ -----------------  ----------------- ------------------
                                           $108,917,281         $ (517,926)      $(5,085,188)      $(12,536,136)       $90,778,031
                                       ================= ================== =================  ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Property on operating leases consists of the following:

                                   Balance                                                Reclassi-           Balance
                                 December 31,       Impairment        Depreciation      fications and        March 31,
                                     2002             Losses            Expense          Dispositions          2003
                                     ----             ------            -------          ------------          ----
Transportation                     $ 74,889,008         $        -               $ -        $ 1,654,985        $76,543,993
Construction                         22,414,263                  -                 -         (1,165,750)        21,248,513
Marine vessels/barges                27,030,136                  -                 -         (7,335,250)        19,694,886
Mining                                9,012,965                  -                 -           (369,793)         8,643,172
Materials handling                    9,009,095                  -                 -         (4,058,323)         4,950,772
Manufacturing                         9,367,388                  -                 -         (4,813,948)         4,553,440
Communications                        4,309,885                  -                 -           (561,827)         3,748,058
Office automation                     3,604,688                  -                 -            (83,642)         3,521,046
Other                                 6,034,386                  -                 -         (2,654,831)         3,379,555
                               ----------------- ------------------ -----------------  ----------------- ------------------
                                    165,671,814                  -                 -        (19,388,379)       146,283,435
Less accumulated depreciation       (81,644,912)          (517,926)       (4,472,905)         7,846,363        (78,789,380)
                               ----------------- ------------------ -----------------  ----------------- ------------------
                                   $ 84,026,902         $ (517,926)      $(4,472,905)      $(11,542,016)       $67,494,055
                               ================= ================== =================  ================= ==================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing
                                            Leases             Leases             Total
 Nine months ending December 31, 2003       $  8,801,270       $ 1,715,260       $ 10,516,530
        Year ending December 31, 2004          8,135,719         2,135,616         10,271,335
                                 2005          5,040,196         2,135,616          7,175,812
                                 2006            828,759           945,719          1,774,478
                                 2007             57,600           535,056            592,656
                           Thereafter             96,000           204,253            300,253
                                       ------------------ -----------------  -----------------
                                            $ 22,959,544       $ 7,671,520       $ 30,631,064
                                       ================== =================  =================

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists primarily rail cars. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                         $ 7,671,520
Estimated residual values of leased equipment (unguaranteed)      5,102,772
                                                              --------------
Investment in direct financing leases                            12,774,292
Less unearned income                                             (3,030,063)
                                                              --------------
Net investment in direct financing leases                       $ 9,744,229
                                                              ==============

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.0% to 16.6%.

Future minimum payments of non-recourse debt are as follows:

                                          Principal          Interest            Total
Nine months ending December 31, 2003        $ 2,344,935         $ 220,882        $ 2,565,817
       Year ending December 31, 2004            313,874            67,654            381,528
                                2005            322,838            42,927            365,765
                                2006            216,850            20,179            237,029
                                2007             90,838             5,141             95,979
                          Thereafter             23,717               278             23,995
                                      ------------------ -----------------  -----------------
                                            $ 3,313,052         $ 357,061        $ 3,670,113
                                      ================== =================  =================


5.  Other long-term debt:

In 1998, the Fund entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Fund. The Program provides for borrowing at a variable interest rate (1.3447% at March 31, 2003). As of March 31, 2002, the program was closed as to any additional borrowings.

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2003, the Fund receives or pays interest on a notional principal of $23,155,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5.  Other long-term debt (continued):

Borrowings under the Program are as follows:

                    Original           Balance            Rate on
                     Amount           March 31,        Interest Swap
 Date Borrowed      Borrowed             2003            Agreement
 -------------      --------             ----            ---------
   4/1/98            $ 21,770,000         $ 995,000        6.220%
   7/1/98              25,000,000         3,065,000        6.155%
  10/1/98              20,000,000         5,305,000        5.550%
  4/16/99               9,000,000         2,300,000        5.890%
  1/26/00              11,700,000         6,252,000        7.580%
  5/25/01               2,000,000         1,303,000        5.790%
  9/28/01               6,000,000         3,935,000        4.360%
  1/31/02               4,400,000         3,192,000          *
  2/19/02               5,700,000         4,012,000          *
                ------------------ -----------------
                     $105,570,000      $ 30,359,000
                ================== =================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

The long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                         Swap Notional /         Debt                                                  Rates on
                                               Debt            Principal                                             Interest Swap
                                            Principal         Not Swapped         Interest            Total          Agreements**
                                            ---------         -----------         --------            -----          ------------
    Nine months ending December 31, 2003      $ 6,378,000        $ 1,959,000       $ 1,175,239        $ 9,512,239    5.860%-5.878%
           Year ending December 31, 2004        7,186,000          2,272,000         1,041,833         10,499,833    5.871%-5.910%
                                    2005        5,766,000          2,109,000           539,350          8,414,350    5.927%-6.257%
                                    2006        1,946,000            864,000           206,986          3,016,986    6.414%-7.009%
                                    2007          903,000                  -           103,979          1,006,979    7.007%-7.211%
                                    2008          635,000                  -            46,443            681,443    7.245%-7.480%
                                    2009          341,000                  -            12,229            353,229        7.58%
                                         ----------------- ------------------ -----------------  -----------------
                                             $ 23,155,000        $ 7,204,000       $ 3,126,059       $ 33,485,059
                                         ================= ================== =================  =================

** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.3447% at March 31, 2003).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


6.  Related party transactions:

The terms of the Limited Partnership  Agreement provide that the General Partner
and/or   Affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Fund.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by the General Partner in providing services to the Fund. Services provided include Fund accounting, investor relations, legal counsel and lease and equipment documentation. The General Partner is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the General Partner are allocated to the Fund based upon actual time incurred by employees working on Fund business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the General Partner record time incurred in performing services on behalf of all of the Funds serviced by the General Partner. The General Partner believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Fund or (ii) the amount the Fund would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                                      2003              2002
                                                                                      ----              ----

Incentive  management  fees  (computed  as  4% of  distributions  of  cash  from operations,  as defined in the  Limited  Partnership  Agreement)  and  equipment management  fees (computed as 3.5% of gross revenues from operating  leases,  as defined in the Limited Partnership Agreement plus 2% of gross revenues from full
payout leases, as defined in the Limited Partnership Agreement)                        $ 360,964          $ 282,352

Costs reimbursed to General Partner                                                      780,304            564,026
                                                                                ----------------- ------------------
                                                                                     $ 1,141,268          $ 846,378
                                                                                ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


7.  Line of credit:

The Fund participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Fund under the acquisition facility      $            -
Amounts borrowed by affiliated partnerships and limited facility     17,200,000
                                                                ----------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                ----------------
Total outstanding balance                                        $   17,200,000
                                                                ================

Total available under the line of credit                         $   56,191,292
Total outstanding balance                                           (17,200,000)
                                                                ----------------
Remaining availability                                           $   38,991,292
                                                                ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Fund and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Fund was in compliance with its covenants as of March 31, 2003.


8.  Other comprehensive income:

For the three month periods ended March 31, 2003 and 2002, other comprehensive income consisted of the following:

                                                    2003             2002
                                                    ----             ----
Net income                                           $ 650,136        $ 219,517
Other comprehensive income:
Change in value of interest rate swap contracts        112,894          241,121
                                                ---------------  ---------------
Comprehensive net income                             $ 763,030        $ 460,638
                                                ===============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarter of 2003 and 2002, the Partnership's primary activity was engaging in equipment leasing and sales activities.

In the first quarter of 2003, the Fund's primary source of cash flows was from the proceeds of sales of lease assets. In the first quarter of 2002, the Fund's primary source of liquidity was operating lease rents. The liquidity of the Fund will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Fund has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Fund will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner's success in re-leasing or selling the equipment as it comes off lease.

The Fund participates with the General Partner and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Fund under the acquisition facility      $            -
Amounts borrowed by affiliated partnerships and limited facility     17,200,000
                                                                ----------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                   -
                                                                ----------------
Total outstanding balance                                        $   17,200,000
                                                                ================

Total available under the line of credit                         $   56,191,292
Total outstanding balance                                           (17,200,000)
                                                                ----------------
Remaining availability                                           $   38,991,292
                                                                ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Fund and the General Partner.

The Fund anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the General Partner and providing for cash distributions to the Limited Partners.

The Fund currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Fund would likely be in a position to borrow against its current portfolio to meet such requirements. The General Partner envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2003.

If inflation in the general economy becomes significant, it may affect the Fund inasmuch as the residual (resale) values and rates on re-leases of the Fund's leased assets may increase as the costs of similar assets increase. However, the Fund's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Fund can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

In the first quarter of 2003, the Fund's primary source of cash flows was from the proceeds of sales of lease assets. In the first quarter of 2002, the primary source of liquidity was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both quarters.

In the first quarter of 2003 and 2002, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Fund's net investment in direct financing leases. In the first quarter of 2003, proceeds from sales of lease assets increased compared to the first quarter of 2002. Proceeds from such sales are not expected to be consistent from one year to another. In 2002 the primary investing uses of cash were the purchase of assets on operating and direct financing leases. There were no uses of cash in investing activities in the first quarter of 2003.

In the first quarter of 2002, sources of cash from financing activities consisted of amounts borrowed under the line of credit and under the other long-term debt facility. In the first quarter of 2003, the only source of cash from financing activities was borrowings under the line of credit. Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Repayments of borrowings under the line of credit increased from $9,800,000 in the first quarter of 2002 to $13,800,000 in the first quarter of 2003. Most of the proceeds from the sales of lease assets in the first quarter of 2003 were used to repay borrowings on the line of credit.

Results of operations

Operations resulted in a net income of $650,136 in the first quarter of 2003 compared to $219,517 in the first quarter of 2002. The Fund's primary source of revenues is from operating leases. This is expected to remain true in future periods. Depreciation expense is the single largest expense of the Fund. Depreciation is related to operating lease assets and thus, to operating lease revenues. Operating lease revenues have decreased quarter to quarter primarily as a result of net asset dispositions. Increases in the amounts of equipment off lease and lower lease rates realized on renewals have also contributed to the decrease.

In the first quarter of 2003, sales of lease assets resulted in a gain of $2,153,445 compared to a loss of $47,336 in the first quarter of 2002. Gains and losses are not expected to be consistent from one period to another.

Equipment management fees are based on the Fund's rental revenues and have decreased in relation to decreases in the Fund's revenues from leases. Such fees decreased from $282,352 in the first quarter of 2002 to $219,595 in the first quarter of 2003. Incentive management fees are based on the levels of distributions to limited partners and the sources of the cash distributed. Such fees have increased from zero in the first quarter of 2002 to $141,369 in the first quarter of 2003.

The decrease in interest expense from $889,598 in the first quarter of 2002 to $620,293 in the first quarter of 2003 is related to the reduction of total outstanding debt as the result of scheduled payments and other debt paydowns.

In 2001 and 2002, the amounts of costs reimbursed to the General Partner were limited by provisions of the Agreement of Limited Partnership. Costs that were incurred by the General Partner in 2001, but that were not allowed in that year, have been included in the first quarter of 2002. The costs amounted to approximately $274,000. Costs that were incurred by the General Partner in 2002, but which were not allowed in that year, have been included in the first quarter of 2003. The costs amounted to approximately $626,000.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Fund, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Fund believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Fund's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Fund has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Fund frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2003, there was no outstanding balance on the floating rate line of credit.

Also, the Fund entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Fund is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Fund enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

Under the swap agreements, the Fund makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Fund is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of March 31, 2003, borrowings on the facility were $30,359,000 and the associated variable interest rate was 1.3447% and the average fixed interest rate achieved with the swap agreements was 5.87% at March 31, 2003.


Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Fund's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. Based on that evaluation, the Fund's management, including the CEO and CFO of the General Partner, concluded that the Fund's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the General Partner concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Fund or against any of its assets. The following is a discussion of legal matters involving the Fund, but which do not represent claims against the Fund or its assets.

Applied Magnetics Corporation:

In January 2000, Applied Magnetics Corporation (the "Debtor") filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Fund had assets with a total net book value of $8,048,095 leased to Applied Magnetics Corporation at the bankruptcy filing date. On January 31, 2000, the General Partner was appointed to the Official Committee of Unsecured Creditors and currently serves as the Chairperson of the Committee. Procedures were quickly undertaken for the liquidation of the Fund's leased equipment, which proceeds resulted in recoveries of $1,773,798 or 21.7% of original equipment cost. As of November 1, 2000, liquidation of the assets was completed.

The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the Debtor in October 2001. The Plan provided that the Debtor change its name to Integrated Micro-Technology (IMT), and enter into a new line of business, the manufacture and production of "micro-machines." As part of the Plan, the Fund, along with the other unsecured creditors, receives a proportionate share of its unsecured claims in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Fund's claim due to duplication and an improper liquidated damages provision. The Fund disputed this and, as of July 26, 2002, agreement has been reached between the Fund and Debtor as to the amount of the Fund's claim, and the Debtor's objection to the Fund's claim was withdrawn.

On April 28, 2003, the Fund received 139,133 shares of IMT stock. The Fund anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Fund's equipment are highly uncertain and speculative.

Pioneer Companies, Inc.:

On July 31, 2001, petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code were filed by the Pioneer Companies, Inc., et al (the "Debtor"). The Fund's Proof of Claim was timely filed on October 14, 2001, with the Bankruptcy Clerk in Houston. The Fund is the successor in interest to First Union Rail Corporation (FURC) under four (4) tank car lease schedules for 36 tank cars with Pioneer Chlor-Alkali Company, Inc. n/k/a Pioneer Americas, Inc. (together, the "Lease"). FURC manages the Lease for the Fund. The Order
Confirming Debtor's Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code ("Plan") was entered on November 28, 2001. The Effective Date, as defined in the Plan, was December 31, 2001. Pursuant to Schedules 6.1(a)(x) and 6.1(a)(y) of the Plan, the Lease was rejected by the Debtor.

Although the equipment was to be returned to FURC by December 31, 2001, the Debtor continued to use and pay for the equipment under the lease on a month-to-month basis. A letter agreement has been executed by the Debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease on a month-to-month basis until the cars were returned. The Debtor has also objected to the Fund's claim, which objection was disputed by the Fund and has been resolved with the debtor allowing the Fund an allowed secured claim in the amount of $193,765 via a stipulation was filed with the court in April 2003. At this point, all equipment has been returned to the Fund, and is in the process of being re-leased and/or sold. The full extent of any recovery is not known at this time as the unsecured claim amount is being paid out in the form of stock, which, while publicly traded, has a low valuation. Fund intends to hold onto the stock received until such time as the market price improves.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report: Balance Sheets, March 31, 2003 and December 31, 2002.
          Income Statements for the three month periods ended March 31, 2003 and 2002. Statement of Changes in Partners' Capital for the three months ended March 31, 2003. Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002. Notes to the Financial Statements.

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

Date:
May 13, 2003

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                     By: ATEL Financial Corporation
                                         General Partner of Registrant




  By: /s/ Dean L. Cash
      -----------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      -----------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




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

Date:     May 13, 2003



/s/ Paritosh K. Choksi
-----------------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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

Date:     May 13, 2003



/s/ Dean L. Cash
-----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VII, LP, (the "Fund") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, General Partner of the Fund, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

Date:     May 13, 2003



/s/ Dean L. Cash
-----------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Cash Distribution Fund VII, LP, (the "Fund") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, General Partner of the Fund, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

Date:     May 13, 2003



/s/ Paritosh K. Choksi
-----------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal Financial Officer of Registrant