Form 10-Q
period 2003-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2003-08-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 2003

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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 14,995,550

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS

                                                           2003                2002

Cash and cash equivalents                                  $ 1,630,643         $ 2,194,169

Accounts receivable, net of allowance for doubtful
   accounts of $524,150 in 2003 and $403,067 in 2002         2,698,538           4,848,736

Due from General Partner                                        33,851             253,543

Other assets                                                         -              10,019

Investments in leases                                       86,803,392         108,917,281
                                                     ------------------ -------------------
Total assets                                               $91,166,424       $ 116,223,748
                                                     ================== ===================


                        LIABILITIES AND PARTNERS' CAPITAL




Long-term debt                                             $18,944,000        $ 33,546,000

Non-recourse debt                                            1,093,282           4,577,308

Line of credit                                              14,000,000          13,300,000

Accounts payable                                               642,798             752,459

Accrued interest payable                                        43,565             192,403

Interest rate swap contracts                                 1,121,280           1,624,360

Unearned operating lease income                                981,178           1,012,984
                                                     ------------------ -------------------
Total liabilities                                           36,826,103          55,005,514

Partners' capital                                           54,340,321          61,218,234
                                                     ------------------ -------------------
Total partners' capital                                     54,340,321          61,218,234
                                                     ------------------ -------------------
Total liabilities and partners' capital                    $91,166,424       $ 116,223,748
                                                     ================== ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                Six Months                           Three Months
                                                              Ended June 30,                        Ended June 30,
                                                         2003               2002               2003                2002
Revenues:
Leasing activities:
   Operating leases                                      $ 9,938,031        $12,543,651        $ 4,394,962         $ 5,832,667
   Direct financing                                          428,758            768,332            154,426             364,652
Gain (loss) on sales of assets                             2,189,125         (1,057,988)            35,680          (1,010,652)
Interest                                                       2,441              8,542                773               2,425
Other                                                         48,701             90,059             21,789              87,948
                                                   ------------------ ------------------ ------------------ -------------------
                                                          12,607,056         12,352,596          4,607,630           5,277,040
Expenses:
Depreciation and amortization                              7,871,614          9,095,832          3,347,997           4,672,320
Interest expense                                           1,088,342          1,737,408            468,049             847,810
Cost reimbursements to General Partner                       803,734            672,409             23,430             108,383
Impairment losses                                            517,926                  -                  -                   -
Equipment and incentive management fees to
   General Partner                                           471,482            491,462            110,518             209,110
Railcar and equipment maintenance                            425,070            347,462            315,580             194,252
Provision for (recovery of) doubtful accounts                136,000            370,000            (84,000)             70,000
Franchise fees and income taxes                              128,178             23,124            128,178              23,124
Professional fees                                             95,318            148,480             59,017              54,951
Other                                                        323,895            294,784            143,500             144,972
                                                   ------------------ ------------------ ------------------ -------------------
                                                          11,861,559         13,180,961          4,512,269           6,324,922
                                                   ------------------ ------------------ ------------------ -------------------
Net income (loss)                                          $ 745,497         $ (828,365)          $ 95,361        $ (1,047,882)
                                                   ================== ================== ================== ===================

Net income (loss):
   General Partner                                         $ 627,208          $ 596,584          $ 319,070           $ 300,277
   Limited Partners                                          118,289         (1,424,949)          (223,709)         (1,348,159)
                                                   ------------------ ------------------ ------------------ -------------------
                                                           $ 745,497         $ (828,365)          $ 95,361        $ (1,047,882)
                                                   ================== ================== ================== ===================

Net income (loss) per Limited Partnership Unit                 $0.01             ($0.10)            ($0.01)             ($0.09)
Weighted average number of Units outstanding           14,995,883            14,996,050      14,995,717             14,996,050

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2003
                                   (Unaudited)


                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                                     Limited Partners        General            Income
                                       Units              Amount             Partner            (Loss)              Total

Balance December 31, 2002                14,996,050        $62,842,594                $ -        $(1,624,360)       $ 61,218,234
Unrealized change in value of
   interest rate swap contracts                                      -                  -            503,080             503,080
Limited partnership units
   repurchased                                 (500)            (1,844)                 -                  -              (1,844)
Distributions to partners                                   (7,497,438)          (627,208)                 -          (8,124,646)
Net income                                                     118,289            627,208                  -             745,497
                                 ------------------- ------------------ ------------------ ------------------ -------------------
Balance June 30, 2003                    14,995,550        $55,461,601                $ -        $(1,121,280)       $ 54,340,321
                                 =================== ================== ================== ================== ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                             2003               2002               2003                2002
Operating activities:
Net income (loss)                                              $ 745,497         $ (828,365)          $ 95,361        $ (1,047,882)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation                                                7,871,614          9,095,832          3,347,997           4,672,320
   (Gain) loss on sales of assets                             (2,189,125)         1,057,988            (35,680)          1,010,652
   Provision for (recovery of) doubtful accounts                 136,000            370,000            (84,000)             70,000
   Impairment losses                                             517,926                  -                  -                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                      2,014,198          1,918,443            758,663             580,491
      Due from General Partner                                   219,692                  -            (33,851)                  -
      Other assets                                                10,019             77,998                  -               9,999
      Accounts payable, General Partner                                -           (580,916)          (909,051)           (287,088)
      Accounts payable, other                                   (109,661)           560,675             17,901             303,897
      Accrued interest expense                                  (148,838)          (176,550)          (112,100)           (105,079)
      Unearned lease income                                      (31,806)          (160,130)           243,997            (204,262)
                                                       ------------------ ------------------ ------------------ -------------------
Net cash provided by operations                                9,035,516         11,334,975          3,289,237           5,003,048
                                                       ------------------ ------------------ ------------------ -------------------

Investing activities:
Proceeds from sales of assets                                 14,942,797            925,430            253,216             684,549
Reduction in net investment in direct financing
   leases                                                        970,677          1,597,356            409,106             787,491
Purchases of equipment on operating leases                             -         (3,959,522)                 -                   -
Purchases of equipment on direct financing
   leases                                                              -         (3,052,572)                 -               6,568
Payment of initial direct costs to General Partner                     -           (107,961)                 -                   -
                                                       ------------------ ------------------ ------------------ -------------------
Net cash provided by (used in) investing
   activities                                                 15,913,474         (4,597,269)           662,322           1,478,608
                                                       ------------------ ------------------ ------------------ -------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                             2003               2002               2003                2002
Financing activities:
Distributions to limited partners                             (7,497,438)        (7,499,854)        (3,747,490)         (3,749,906)
Distributions to General Partner                                (627,208)          (596,584)          (319,070)           (300,277)
Repurchase of limited partnership units                           (1,844)                 -             (1,844)                  -
Repayments of long-term debt                                 (14,602,000)        (8,111,000)       (11,415,000)         (3,515,000)
Proceeds of long-term debt                                             -         10,100,000                  -                   -
Borrowings under line of credit                               14,500,000         13,200,000         14,000,000           3,500,000
Repayments of borrowings under line of credit                (13,800,000)       (10,300,000)                 -            (500,000)
Repayments of non-recourse debt                               (3,484,026)        (2,943,303)        (2,219,770)         (1,186,766)
                                                       ------------------ ------------------ ------------------ -------------------
Net cash used in financing activities                        (25,512,516)        (6,150,741)        (3,703,174)         (5,751,949)
                                                       ------------------ ------------------ ------------------ -------------------
Net (decrease) increase in cash and cash
   equivalents                                                  (563,526)           586,965            248,385             729,707
Cash and cash equivalents at beginning of
   period                                                      2,194,169            936,189          1,382,258             793,447
                                                       ------------------ ------------------ ------------------ -------------------
Cash and cash equivalents at end of period                   $ 1,630,643        $ 1,523,154        $ 1,630,643         $ 1,523,154
                                                       ================== ================== ================== ===================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 1,237,180        $ 1,913,958          $ 580,149           $ 952,889
                                                       ================== ================== ================== ===================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts           $ 503,080          $ 624,828          $ 390,186           $ 383,707
                                                       ================== ================== ================== ===================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

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


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                             Depreciation
                                         Balance                              Expense or          Reclassi-           Balance
                                       December 31,        Impairment        Amortization       fications or          June 30,
                                           2002              Losses            of Leases        Dispositions            2003
Net investment in operating
   leases                                 $ 84,026,902         $ (517,926)      $ (7,786,008)     $ (17,245,623)       $ 58,477,345
Net investment in direct
   financing leases                         16,227,117                  -           (970,677)        (6,062,850)          9,193,590
Assets held for sale or lease               10,563,086                  -                  -          8,443,208          19,006,294
Reserve for losses                          (2,111,593)                 -                  -          2,111,593                   -
Initial direct costs, net of
   accumulated amortization                    211,769                               (85,606)                 -             126,163
                                    ------------------- ------------------ ------------------ ------------------ -------------------
                                          $108,917,281         $ (517,926)      $ (8,842,291)     $ (12,753,672)       $ 86,803,392
                                    =================== ================== ================== ================== ===================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                        Balance                                      Dispositions &                  Balance
                                      December 31,        Impairment               Reclassifications                 June 30,
                                          2002              Losses           1st Quarter        2nd Quarter            2003
Transportation                           $ 74,889,008                $ -        $ 1,654,985         $ (295,923)       $ 76,248,070
Marine vessels / barges                    27,030,136                  -         (7,335,250)       (11,562,386)          8,132,500
Construction                               22,414,263                  -         (1,165,750)           (92,773)         21,155,740
Manufacturing                               9,367,388                  -         (4,813,948)                 -           4,553,440
Materials handling                          9,009,095                  -         (4,058,323)          (100,762)          4,850,010
Mining                                      9,012,965                  -           (369,793)                 -           8,643,172
Other                                       6,034,386                  -         (2,654,831)           167,378           3,546,933
Communications                              4,309,885                  -           (561,827)                 -           3,748,058
Office automation                           3,604,688                  -            (83,642)                 -           3,521,046
                                   ------------------- ------------------ ------------------ ------------------ -------------------
                                          165,671,814                  -        (19,388,379)       (11,884,466)        134,398,969
Less accumulated depreciation             (81,644,912)          (517,926)         3,373,458          2,867,756         (75,921,624)
                                   ------------------- ------------------ ------------------ ------------------ -------------------
                                         $ 84,026,902         $ (517,926)     $ (16,014,921)       $(9,016,710)       $ 58,477,345
                                   =================== ================== ================== ================== ===================

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $517,926. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

Direct financing leases:

The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                           $ 7,024,068
Estimated residual values of leased equipment (unguaranteed)        4,961,238
                                                               ---------------
Investment in direct financing leases                              11,985,306
Less unearned income                                               (2,791,716)
                                                               ---------------
Net investment in direct financing leases                         $ 9,193,590
                                                               ===============

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                       Operating          Financing
                                        Leases             Leases              Total
Six months ending December 31, 2003      $ 8,296,264        $ 1,067,808        $ 9,364,072
      Year ending December 31, 2004       11,587,409          2,135,616         13,723,025
                               2005        7,173,701          2,135,616          9,309,317
                               2006        3,769,599            945,719          4,715,318
                               2007        2,946,607            535,056          3,481,663
                         Thereafter        5,874,014            204,253          6,078,267
                                   ------------------ ------------------ ------------------
                                         $39,647,594        $ 7,024,068        $46,671,662
                                   ================== ================== ==================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 7.40% to 8.828%.

Future minimum principal payments of non-recourse debt are as follows:


                                        Principal          Interest             Total
Six months ending December 31, 2003         $ 140,636           $ 42,247          $ 182,883
      Year ending December 31, 2004           298,403             67,364            365,767
                               2005           322,838             42,927            365,765
                               2006           216,850             20,179            237,029
                               2007            90,838              5,141             95,979
                         Thereafter            23,717                278             23,995
                                    ------------------ ------------------ ------------------
                                          $ 1,093,282          $ 178,136        $ 1,271,418
                                    ================== ================== ==================


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.6178% at June 30, 2003), based on an index of A1 commercial paper. As of June 30, 2002, the program was closed as to additional borrowings.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


5.  Long-term debt (continued):

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2003, the Partnership receives or pays interest on a notional principal of $18,692,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:


                       Original            Balance            Rate on
      Date              Amount            June 30,         Interest Swap
    Borrowed           Borrowed             2003             Agreement
    4/1/1998             $21,770,000          $ 621,000       6.220%
    7/1/1998              25,000,000          2,857,000       6.155%
   10/1/1998              20,000,000          3,961,000       5.550%
   4/16/1999               9,000,000          2,091,000       5.890%
   1/26/2000              11,700,000          5,064,000       7.580%
   5/25/2001               2,000,000          1,079,000       5.790%
   9/28/2001               6,000,000          3,017,000       4.360%
   1/31/2002               4,400,000            254,000          *
   2/19/2002               5,700,000                  -          *
                   ------------------ ------------------
                        $105,570,000        $18,944,000
                   ================== ==================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt are as follows:

                                     Swap Notional /           Debt                                                    Rates on
                                            Debt             Principal                                              Interest Swap
                                         Principal          Not Swapped         Interest             Total           Agreements**
 Six months ending December 31, 2003        $ 3,618,000           $ 96,000          $ 530,637        $ 4,244,637    6.074%-6.105%
       Year ending December 31, 2004          6,104,000            114,000            763,305          6,981,305    6.107%-6.194%
                                2005          4,883,000             12,000            433,855          5,328,855    6.234%-6.676%
                                2006          1,645,000             30,000            228,734          1,903,734    6.870%-7.132%
                                2007            722,000                  -            152,988            874,988    7.138%-7.361%
                                2008          1,720,000                  -            101,435          1,821,435    7.399%-7.480%
                                     ------------------- ------------------ ------------------ ------------------
                                           $ 18,692,000          $ 252,000        $ 2,210,954        $21,154,954
                                     =================== ================== ================== ==================

** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.6178% at June 30, 2003).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


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

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement during the six and three month periods ended June 30, 2003 and 2002 as follows:

                                                        Six Months                           Three Months
                                                      Ended June 30,                        Ended June 30,
                                                 2003               2002               2003                2002
Incentive management fees and equipment
   management fees                                 $ 471,482          $ 491,462          $ 110,518           $ 209,110
Administrative costs reimbursed to General
   Partner                                           803,734            672,409             23,430             108,383
                                           ------------------ ------------------ ------------------ -------------------
                                                 $ 1,275,216        $ 1,163,871          $ 133,948           $ 317,493
                                           ================== ================== ================== ===================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


7. Partner's capital:

As of June 30, 2003, 14,995,550 Units were issued and outstanding.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner. In accordance with the terms of the of Limited Partnership Agreement, an additional allocations of income were made to the General Partner in 2003 and 2002. The amount allocated was determined to bring the General Partner's ending capital account balance to zero.

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


8.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                 $      14,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              12,500,000
                                                           -------------------
Total borrowings under the acquisition facility                    26,500,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                  -
                                                           -------------------
Total outstanding balance                                   $      26,500,000
                                                           ===================

Total available under the line of credit                    $      56,736,746
Total outstanding balance                                         (26,500,000)
                                                           -------------------
Remaining availability                                      $      30,236,746
                                                           ===================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


8.  Line of credit (continued):

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The fund was in compliance with its covenants as of June 30, 2003.


9.  Commitments:

As of June 30, 2003, the Partnership had no outstanding commitments to purchase lease equipment.


10.  Other comprehensive income:

In 2003 and 2002, other comprehensive income consisted of the following:

                                                                   Six Months                           Three Months
                                                                 Ended June 30,                        Ended June 30,
                                                            2003               2002               2003                2002

Net income (loss)                                             $ 745,497         $ (828,365)          $ 95,361        $ (1,047,882)
Other comprehensive income:
Change in fair value of interest rate swap contracts            503,080            624,828            390,186             383,707
                                                      ------------------ ------------------ ------------------ -------------------
Comprehensive net income (loss)                             $ 1,248,577         $ (203,537)         $ 485,547          $ (664,175)
                                                      ================== ================== ================== ===================

There were no other sources of comprehensive net income.

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

Capital Resources and Liquidity

During the first and second quarters of 2003, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                 $      14,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              12,500,000
                                                           -------------------
Total borrowings under the acquisition facility                    26,500,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                  -
                                                           -------------------
Total outstanding balance                                   $      26,500,000
                                                           ===================

Total available under the line of credit                    $      56,736,746
Total outstanding balance                                         (26,500,000)
                                                           -------------------
Remaining availability                                      $      30,236,746
                                                           ===================

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2003.

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

Cash Flows, 2003 vs. 2002:

During the first half of 2003, the Partnership's primary sources of cash were the proceeds of lease asset sales and borrowings under the line of credit. During the first half of 2002, the Partnership's primary source of liquidity was rents from assets on operating leases.

Cash from operating activities was almost entirely from operating lease rents in both 2003 and in 2002 for both the three and six month periods.

Sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Proceeds from sales of lease assets increased significantly compared to 2002. In 2003 and 2002, cash was used in investing activities to purchase assets on operating and direct financing leases and to pay initial direct costs to the General Partner. There were no such purchases in 2003.

In the first quarter of 2003, proceeds from the sales of lease assets were used to repay the line of credit. The amounts of cash proceeds received in excess of the amounts which were subsequently used to pay down the long-term debt were used to make distributions to the limited partners. In the second quarter of 2003, cash was borrowed under the line of credit in orderd to pay down the balance of the long-term debt. In 2002 , cash from financing sources consisted of proceeds of long-term debt and borrowings under the line of credit. In both 2002, proceeds of long-term debt were used to repay amounts due on the line of credit. Repayments of long-term debt have changed as a result of scheduled payments. Distributions to partners did not change significantly compared to 2002.

Results of operations, 2003 vs. 2002:

Operations in 2003 resulted in a net income of $745,497 (six months) and $95,361 (three months). Operations in 2002 resulted in a net loss of $828,365 (six months) and $1,047,882 (three months). Net income for the six month period ended June 30, 2003, was primarily the result of gains of $2,189,125 recognized on the sales of lease assets. The losses in 2002 were directly related to the losses incurred in sales of lease assets in the second quarter of 2002. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the six month periods decreased from $12,543,651 in 2002 to $9,938,031 in 2003. For the three month periods, they decreased from $5,832,667 in 2002 to $4,394,962 in 2003. The decreases were the result of asset sales in 2002 and in 2003.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. As lease assets have been sold over the last year, operating lease revenues have declined. This has also led to decreases in depreciation expense. Total debt has decreased from $54,556,922 at June 30, 2002 to $34,037,382 at June 30, 2003, a decrease of $20,519,540 compared to June 30, 2002. This has led to the decrease in interest expense in 2003 compared to the comparable periods in 2002. For the six month periods, interest decreased by $649,066. For the three month period, the decrease was $379,761.

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $517,926. The charges related to covered grain hopper cars on lease to various lessees. The impairment resulted from decreased estimated cash flows expected to be generated by the assets over their remaining lives.

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

In general, the Fund's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Fund has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Fund frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2003, the outstanding balance on the floating rate line of credit was $14,000,000.

Also, the Fund entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Fund is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Fund enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

Under the swap agreements, the Fund makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Fund is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of June 30, 2003, borrowings on the facility were $18,944,000 and the associated variable interest rate was 1.6178% and the average fixed interest rate achieved with the swap agreements was 6.087% at June 30, 2003. As of June 30, 2003, the estimated fair value of the interest rate swaps was $1,121,280.


Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Fund's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. Based on that evaluation, the Fund's management, including the CEO and CFO of the General Partner, concluded that the Fund's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Although the equipment was to be returned to FURC by December 31, 2001, the Debtor continued to use and pay for the equipment under the lease on a month-to-month basis. A letter agreement has been executed by the Debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease on a month-to-month basis until the cars were returned. The Debtor has also objected to the Fund's claim, which objection was disputed by the Fund and has been resolved with the Debtor allowing the Fund an allowed secured claim in the amount of $193,765 via a stipulation that was filed with the court in April 2003.

At this point, all equipment has been returned to the Fund, and is in the process of being re-leased and/or sold. The full extent of any recovery is not known at this time as the unsecured claim amount is being paid out in the form of stock, which, while publicly traded, has a low valuation. The Fund intends to hold onto the stock received until such time as the market price improves.


Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)     Documents filed as a part of this report

     1. Financial Statements

        Included in Part I of this report:

          Balance Sheets, June 30, 2003 and December 31, 2002.

          Statement of changes in partners' capital for the six months ended June 30, 2003.

          Statements of operations for the six and three month periods ended June 30, 2003 and 2002.

          Statements of cash flows for the six and three month periods ended June 30, 2003 and 2002.

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

(b)     Report on Form 8-K

          None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VII, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Dean L. Cash
-------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner
August 12, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VII, LP, (the "Partnership") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Paritosh K. Choksi
-------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant
August 12, 2003

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

Date:   August 12, 2003



/s/ Paritosh K. Choksi
-------------------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant, Executive
Vice President of General Partner

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

Date:   August 12, 2003



/s/ Dean L. Cash
-------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
August 12, 2003

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