Form 10-Q
period 2003-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2003-11-14
CIK 1019542

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2003

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

The number of Limited Partnership Units outstanding as of September 30, 2003 was 14,995,550.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS


                                            September 30,         December 31,
                                                 2003                 2002
                                             (Unaudited)

Cash and cash equivalents                    $      870,679      $   2,194,169

Accounts receivable, net of allowance for
   doubtful accounts of $378,880 in 2003
   and $403,067 in 2002                           2,169,582          4,848,736

Due from General Partner                             24,851            253,543

Other assets                                              -             10,019

Investments in leases                            78,442,637        108,917,281
                                           ----------------- ------------------
Total assets                                   $ 81,507,749       $116,223,748
                                           ================= ==================


                       LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                 $ 17,536,000       $ 33,546,000

Line of credit                                   13,000,000         13,300,000

Non-recourse debt                                 2,176,571          4,577,308

Accounts payable                                    497,781            752,459

Accrued interest payable                             41,121            192,403

Interest rate swap contracts                        884,582          1,624,360

Unearned operating lease income                     624,177          1,012,984
                                           ----------------- ------------------
Total liabilities                                34,760,232         55,005,514

Partners' capital                                46,747,517         61,218,234
                                           ----------------- ------------------
Total liabilities and partners' capital        $ 81,507,749       $116,223,748
                                           ================= ==================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                           Nine Months                          Three Months
                                                       Ended September 30,                   Ended September 30,
                                                     2003               2002               2003              2002

Revenues:
Leasing activities:
   Operating leases                                 $ 14,674,318        $19,066,158       $ 4,736,287        $ 6,522,507
   Direct financing                                      475,179          1,115,790            46,421            347,458
Gain (loss) on sales of assets                         2,285,677         (1,283,977)           96,552           (225,989)
Interest                                                   3,713             11,284             1,272              2,742
Other                                                    177,615            156,438           128,914             66,379
                                               ------------------ ------------------ ----------------- ------------------
                                                      17,616,502         19,065,693         5,009,446          6,713,097
Expenses:
Depreciation and amortization                         11,350,471         13,967,963         3,478,857          4,872,131
Impairment losses                                      4,559,020            300,000         4,041,094            300,000
Interest expense                                       1,527,850          2,486,353           439,508            748,945
Cost reimbursements to General Partner                   828,448            755,205            24,714             82,796
Equipment and incentive management fees to
   General Partner                                       751,255            730,798           279,773            239,336
Railcar maintenance                                      616,746            560,297           191,676            212,835
Franchise fees and income taxes                          128,178             23,124                 -                  -
Professional fees                                        117,929            153,614            22,611              5,134
(Recovery of) provision for doubtful accounts             (3,000)           500,000          (139,000)           130,000
Other                                                    770,874            507,960           446,979            213,176
                                               ------------------ ------------------ ----------------- ------------------
                                                      20,647,771         19,985,314         8,786,212          6,804,353
                                               ------------------ ------------------ ----------------- ------------------
Net loss                                             $(3,031,269)        $ (919,621)      $(3,776,766)         $ (91,256)
                                               ===================================== ====================================

Net loss:
   General Partner                                     $ 929,996          $ 899,824         $ 302,788          $ 303,240
   Limited Partners                                   (3,961,265)        (1,819,445)       (4,079,554)          (394,496)
                                               ------------------ ------------------ ----------------- ------------------
                                                     $(3,031,269)        $ (919,621)      $(3,776,766)         $ (91,256)
                                               ================== ================== ================= ==================

Net loss per limited partnership unit                    $ (0.26)           $ (0.12)          $ (0.27)           $ (0.03)
Weighted average number of Units outstanding          14,995,883         14,996,050        14,995,550         14,996,050






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                         Limited Partners        General        Comprehensive
                                           Units              Amount             Partner        Income (Loss)          Total


Balance December 31, 2001                    14,996,050       $ 80,818,857                $ -       $(1,326,006)      $ 79,492,851

Distributions to Limited Partners                              (14,999,876)                 -                 -        (14,999,876)
Distributions to General Partner                                         -         (1,203,884)                -         (1,203,884)
Unrealized decrease in value of
   interest rate swap contracts                                          -                  -          (298,354)          (298,354)
Net income (loss)                                               (2,976,387)         1,203,884                 -         (1,772,503)
                                      ------------------ ------------------ ------------------ ----------------- ------------------
Balance December 31, 2002                    14,996,050         62,842,594                  -        (1,624,360)        61,218,234

Unrealized change in value of
   interest rate swap contracts                                          -                  -           739,778            739,778
Limited partnership units
   repurchased                                     (500)            (1,844)                 -                 -             (1,844)
Distributions to Limited Partners                              (11,247,386)                 -                          (11,247,386)
Distributions to General Partner                                         -           (929,996)                -           (929,996)
Net income (loss)                                               (3,961,265)           929,996                 -         (3,031,269)
                                      ------------------ ------------------ ------------------ ----------------- ------------------
Balance September 30, 2003                   14,995,550       $ 47,632,099                $ -        $ (884,582)      $ 46,747,517
                                      ================== ================== ================== ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                2003               2002               2003              2002

Operating activities:
Net loss                                                   $  (3,031,269)     $     (919,621)    $  (3,776,766)    $       (91,256)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   (Gain) loss on sales of assets                                (2,285,677)         1,283,977           (96,552)           225,989
   Depreciation and amortization                                 11,350,471         13,967,963         3,478,857          4,872,131
   Impairment losses                                              4,559,020            300,000         4,041,094            300,000
   (Recovery of) provision for doubtful accounts                     (3,000)           500,000          (139,000)           130,000
   Changes in operating assets and liabilities:
      Accounts receivable                                         2,682,154          2,308,256           667,956            389,813
      Due from General Partner                                      228,692                  -             9,000                  -
      Other assets                                                   10,019             87,997                 -              9,999
      Accounts payable, General Partner                                   -           (580,916)                -                  -
      Accounts payable, other                                      (254,678)           149,504          (145,017)          (411,171)
      Accrued interest payable                                     (151,282)          (225,521)           (2,444)           (48,971)
      Unearned operating lease income                              (388,807)           108,834          (357,001)           268,964
                                                           ----------------- ------------------ ----------------- ------------------
Net cash provided by operations                                  12,715,643         16,980,473         3,680,127          5,645,498
                                                           ----------------- ------------------ ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                    15,665,275          2,703,781           722,478          1,778,351
Reduction in net investment in direct financing leases            1,185,555            859,894           214,878           (737,462)
Purchases of equipment on operating leases                                -         (3,959,522)                -                  -
Purchases of equipment on direct financing leases                         -         (3,052,572)                -                  -
Payment of initial direct costs to General Partner                        -           (107,961)                -                  -
                                                           ----------------- ------------------ ----------------- ------------------
Net cash provided by (used in) investing
   activities                                                    16,850,830         (3,556,380)          937,356          1,040,889
                                                           ----------------- ------------------ ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                2003               2002               2003              2002

Financing activities:
Distributions to partners                                       (12,177,382)       (12,149,626)       (4,052,736)        (4,053,188)
Borrowings under line of credit                                  17,500,000         16,500,000         3,000,000          3,300,000
Repayments of borrowings under line of credit                   (17,800,000)       (10,300,000)       (4,000,000)                 -
Proceeds of long-term debt                                                -         10,100,000                 -                  -
Repayments of long-term debt                                    (16,010,000)       (11,803,000)       (1,408,000)        (3,692,000)
Proceeds of non-recourse debt                                     1,489,905                  -         1,489,905                  -
Repayments of non-recourse debt                                  (3,890,642)        (4,787,973)         (406,616)        (1,844,670)
Repurchase of limited partnership units                              (1,844)                 -                 -                  -
                                                           ----------------- ------------------ ----------------- ------------------
Net cash used in financing activities                           (30,889,963)       (12,440,599)       (5,377,447)        (6,289,858)
                                                           -------------------------------------------------------------------------
Net (decrease) increase in cash and cash
   equivalents                                                   (1,323,490)           983,494          (759,964)           396,529
Cash and cash equivalents at beginning of
   period                                                         2,194,169            936,189         1,630,643          1,523,154
                                                           ----------------- ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                        $ 870,679        $ 1,919,683         $ 870,679        $ 1,919,683
                                                           ================= ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 1,679,132        $ 2,711,874         $ 441,952          $ 797,916
                                                           ================= ================== ================= ==================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts              $ 739,778          $ 585,914         $ 236,698          $ (38,914)
                                                           ================= ================== ================= ==================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2.  Organization and partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Fund), was formed under the laws of the State of California on July 17, 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of July 17, 1996, $100 of which represented the General Partner's (ATEL Financial Services, LLC's) continuing interest, and $500 of which represented the Initial Limited Partners' capital investment.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

Certain prior year balances have been reclassified to conform to the current year presentation.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                            Depreciation /
                                                                             Amortization
                                                                              Expense or
                                         Balance                            Amortization of      Reclassi-           Balance
                                      December 31,         Impairment      Direct Financing     fications or      September 30,
                                          2002               Losses             Leases          Dispositions          2003
Net investment in operating
   leases                             $     82,215,309        $(1,039,925)     $ (11,253,710)     $(14,590,487)      $ 55,331,187
Net investment in direct
   financing leases                         16,227,117                  -         (1,185,555)       (6,223,986)         8,817,576
Assets held for sale or lease               10,263,086         (3,519,095)                 -         7,434,875         14,178,866
Initial direct costs, net of
   accumulated amortization                    211,769                  -            (96,761)                -            115,008
                                   -------------------- ------------------ ------------------ ----------------- ------------------
                                       $   108,917,281      $  (4,559,020)     $ (12,536,026)     $(13,379,598)      $ 78,442,637
                                   ==================== ================== ================== ================= ==================

Operating leases:

Property on operating leases consists of the following:

                                                                Depreciation
                                                Balance          Expense and        Reclassi-           Balance
                                             December 31,        Impairment        fications or      September 30,
                                                 2002              Losses          Dispositions          2003

Transportation                                  $ 74,889,008       $          -   $         6,725   $     74,895,733
Construction                                      22,414,263                  -        (2,339,711)        20,074,552
Marine vessels/barges                             27,030,136                  -       (16,875,136)        10,155,000
Mining                                             9,012,965                  -          (369,793)         8,643,172
Materials handling                                 9,009,095                  -        (4,390,694)         4,618,401
Manufacturing                                      9,367,388                  -        (4,813,948)         4,553,440
Communications                                     4,309,885                  -          (561,827)         3,748,058
Office automation                                  3,604,688                  -           (83,642)         3,521,046
Other                                              6,034,386                  -        (2,726,406)         3,307,980
                                           ------------------ ------------------ ----------------- ------------------
                                                 165,671,814                  -       (32,154,432)       133,517,382
Less accumulated depreciation, including
   impairment losses                             (83,456,505)       (12,293,635)       17,563,945        (78,186,195)
                                           ------------------ ------------------ ----------------- ------------------
                                                $ 82,215,309      $ (12,293,635)     $(14,590,487)     $ 55,331,187
                                           ================== ================== ================= ==================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Impairment losses on operating lease assets are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses consist of the following:

                        Depreciation expense         $ 11,253,710
                        Impairment losses               1,039,925
                                                ------------------
                                                    $  12,293,635
                                                ==================

Direct financing leases:

The following lists the components of the Partnership's investment in direct financing leases:

                                                             September 30,      December 31,
                                                                  2003              2002

Total minimum lease payments receivable                      $     6,579,576     $   14,018,775
Estimated residual values of leased equipment (unguaranteed)       4,800,103          6,286,069
                                                            ----------------- ------------------
Investment in direct financing leases                             11,379,679         20,304,844
Less unearned income                                              (2,562,103)        (4,077,727)
                                                            ----------------- ------------------
Net investment in direct financing leases                    $     8,817,576     $   16,227,117
                                                            ================= ==================

At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating         Financing
                                           Leases             Leases             Total

Three months ending December 31, 2003  $      3,555,663      $    623,316    $     4,178,979
        Year ending December 31, 2004        12,403,361         2,135,616         14,538,977
                                 2005         7,920,453         2,135,616         10,056,069
                                 2006         4,526,939           945,719          5,472,658
                                 2007         3,660,007           535,056          4,195,063
                                 2008         3,303,607           204,253          3,507,860
                           Thereafter         2,927,407                 -          2,927,407
                                      ------------------ ----------------- ------------------
                                       $     38,297,437      $  6,579,576     $   44,877,013
                                      ================== ================= ==================


Impairments of investments in leases and assets held for sale or lease:

Due to continued declines in the markets for certain types of assets, during the first nine months of 2003, management determined that the value of various locomotives, an off shore supply vessel, covered grain hopper cars, barges and petroleum rail cars were impaired. The Company recorded a provision for impairments relating to those assets in the amount of $4,559,020.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Impairments of investments in leases and assets held for sale or lease (continued):

During the first nine months of 2003, the Company recognized impairment losses on various types of equipment as set forth below. The impairments resulted from continued declines in the markets for the equipment.

          Locomotives                  $      2,475,000
          Off shore supply vessels            1,022,000
          Covered grain hopper cars             517,925
          Petroleum rail tank cars              325,462
          Barges                                218,633
                                      ------------------
                                        $     4,559,020
                                      ==================



4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes vary from 5.5% to 7.0%. During the third quarter of 2003, an additional $1,489,905 was borrowed.

Future minimum principal payments of non-recourse debt are as follows:


                                          Principal          Interest            Total
Three months ending December 31, 2003  $        590,169     $      24,321   $        614,490
        Year ending December 31, 2004         1,118,694            53,992          1,172,686
                                 2005           251,586            24,182            275,768
                                 2006           101,568            11,462            113,030
                                 2007            90,838             5,141             95,979
                                 2008            23,716               279             23,995
                                      ------------------ ----------------- ------------------
                                       $   2,176,571       $      119,377    $     2,295,948
                                      ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.1071% at September 30, 2003).

The Program requires the General Partner to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2003, the Partnership receives or pays interest on a notional principal of $17,536,000, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Through hedge agreements, the interest rates have been effectively fixed. Borrowings under this facility are as follows:

                    Original            Balance           Rate on
  Date               Amount          September 30,     Interest Swap
Borrowed            Borrowed             2003            Agreement
4/1/1998             $ 21,770,000          $ 424,000          6.22000%
7/1/1998               25,000,000          2,676,000          6.15500%
10/1/1998              20,000,000          3,615,000          5.55000%
4/16/1999               9,000,000          1,947,000          5.89000%
1/26/2000              11,700,000          4,702,000          7.58000%
5/25/2001               2,000,000            994,000          5.79000%
9/28/2001               6,000,000          2,961,000          4.36000%
1/31/2002               4,400,000            217,000         *
2/19/2002               5,700,000                  -         *
                ------------------ ------------------
                     $105,570,000        $17,536,000
                ================== ==================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Long-term debt (continued):

Future minimum principal payments of long-term debt are as follows:

                          Swap Notional /            Debt                                                  Rates on
                                 Debt              Principal                                             Interest Swap
                               Principal          Not Swapped         Interest            Total           Agreements*
                          Three months ending
            December 31, 2003     $ 1,729,000           $ 48,000          $ 258,765       $ 2,035,765    6.060%-6.074%
Year ending December 31, 2004       6,648,000            114,000            777,674         7,539,674    6.074%-6.135%
                         2005       5,405,000             12,000            404,456         5,821,456    6.146%-6.450%
                         2006       2,033,000             43,000            167,037         2,243,037    6.593%-6.897%
                         2007         901,000                  -             75,818           976,818    6.872%-7.028%
                         2008         603,000                  -             18,843           621,843    7.066%-7.580%
                          -------------------- ------------------ ------------------ -----------------
                           $     17,319,000     $      217,000     $   1,702,593      $ 19,238,593
                          ==================== ================== ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.1071% at September 30, 2003).


6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partner and/or its affiliates (Affiliates) are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

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

                               SEPTEMBER 30, 2003
                                   (Unaudited)


6.  Related party transactions (continued):

The  General   Partner   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                       Nine Months                          Three Months
                                                   Ended September 30,                   Ended September 30,
                                                 2003               2002               2003              2002
Incentive management fees and equipment
   management fees                                 $ 751,255          $ 730,798         $ 279,773          $ 239,336
Administrative costs reimbursed to General
   Partner                                           828,448            755,205            24,714             82,796
                                           ------------------ ------------------ ----------------- ------------------
                                                 $ 1,579,703        $ 1,486,003         $ 304,487          $ 322,132
                                           ================== ================== ================= ==================


7. Partner's capital:

As of  September  30,  2003,  14,995,550  Units  ($149,955,050)  were issued and outstanding. The Fund is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial limited partners.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


7. Partner's capital (continued):

Distributions to the Limited Partners were as follows in 2003 and 2002:

                                                         Nine Months                          Three Months
                                                     Ended September 30,                   Ended September 30,
                                                   2003               2002               2003              2002
Distributions                                 $ 11,247,386       $  11,249,802      $   3,749,948     $   3,749,948

Weighted average number of Units outstanding    14,995,883          14,996,050         14,995,550        14,996,050

Weighted average distributions per Unit              $0.75               $0.75              $0.25             $0.25


8.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $ 13,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition
   facility                                                       11,300,000
                                                             ----------------
Total borrowings under the acquisition facility                   24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                -
                                                             ----------------
Total outstanding balance                                       $ 24,300,000
                                                             ================

Total available under the line of credit                        $ 57,282,201
Total outstanding balance                                        (24,300,000)
                                                             ----------------
Remaining availability                                          $ 32,982,201
                                                             ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.


9.  Commitments:

As of September 30, 2003, the Company had no outstanding commitments to purchase lease equipment.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


10.  Other comprehensive income (loss):

In 2003 and 2002, other comprehensive income (loss) consisted of the following:

                                                              Nine Months                          Three Months
                                                          Ended September 30,                   Ended September 30,
                                                        2003               2002               2003              2002
Net loss                                                $(3,031,269)        $ (919,621)      $(3,776,766)         $ (91,256)
Other comprehensive income (loss):
Change in fair value of interest rate swap contracts        739,778            585,914           236,698            (38,914)
                                                     --------------- ------------------ ----------------- ------------------
Comprehensive net income (loss)                         $(2,291,491)        $ (333,707)      $(3,540,068)        $ (130,170)
                                                     =============== ================== ================= ==================

There were no other sources of comprehensive net income (loss).

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


Capital Resources and Liquidity

During the first three quarters of 2003 and 2002, our primary activity was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                     $ 13,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition
   facility                                                       11,300,000
                                                             ----------------
Total borrowings under the acquisition facility                   24,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                                -
                                                             ----------------
Total outstanding balance                                       $ 24,300,000
                                                             ================

Total available under the line of credit                        $ 57,282,201
Total outstanding balance                                        (24,300,000)
                                                             ----------------
Remaining availability                                          $ 32,982,201
                                                             ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2003.

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

We do not expect to make commitments of capital other than for the acquisition of additional equipment. As of September 30, 2003, we had made none of these commitments.

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

During 2003, our primary sources of liquidity were rents from operating leases and proceeds from the sales of lease assets. In 2002, our primary source of liquidity was rents from operating leases. The sales proceeds in 2003 were, however, used primarily to repay long-term debt and did not provide a large amount of cash, net of those repayments.

In both 2003 and in 2002, our cash flows from operating activities came almost entirely from operating lease rents for both the three and nine month periods.

Our sources of cash from investing activities consisted of proceeds from sales of assets and direct financing lease rents. Rents from direct financing leases increased compared to 2002. This occurred as a result of lease asset reclassifications over the last year from assets off lease and from operating leases to direct financing leases. We do not expect that the amounts of proceeds from sales of assets will be consistent from one period to another. The majority of the sales proceeds were used to repay long-term debt, as noted above.

In 2002, borrowings on the line of credit and proceeds of long-term debt were our only sources of cash from financing sources. In 2003, we also borrowed $1,489,905 on a new non-recourse note payable.

The amounts we distributed to our partners have not changed significantly compared to 2002. The amounts of cash we used to repay non-recourse debt increased significantly for the nine month period and decreased for the three month period. The increase for the nine month period was the result of the early debt payments from proceeds generated from asset sales, as noted above. The decrease in the third quarter resulted from a decrease in the average outstanding balances compared to prior periods. This was partially a result of the additional debt repayments earlier in the year as noted above.

Results of operations

In 2003, our operations resulted in a net loss of $3,031,269 (nine months) and $3,776,766 (three months). Our operations in 2002 resulted in a net loss of $919,621 (nine months) and $91,256 (three months). Our primary source of revenues is from operating leases. These lease revenues and the related depreciation expenses have decreased compared to 2002 as a result of asset sales over the last year. Equipment management fees are based on our rental revenues and have decreased due to decreases in our revenues from leases. Incentive management fees are based on the levels of distributions of cash from operations to limited partners. Our distributions of operating cash flows increased compared to 2002, and as a result, incentive management fees also increased. Interest expense has decreased as a result of the scheduled debt payments we have made over the last year.

Due to continued declines in the markets for certain types of assets, during the first nine months of 2003, we determined that the value of various locomotives, an off shore supply vessel, covered grain hopper cars, barges and petroleum rail cars were impaired. We recorded an a provision for impairments relating to those assets in the amount of $4,559,020 for the nine months ended, of which $4,041,094 was recorded during the three months ended September 30, 2003.


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

In general, the Fund's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Fund has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Fund frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2003, the outstanding balance on the floating rate line of credit was $13,000,000.

Also, the Fund entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Fund is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Fund enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

Under the swap agreements, the Fund makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Fund is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of September 30, 2003, borrowings on the facility were $17,536,000 and the associated variable interest rate was 1.1071% and the average fixed interest rate achieved with the swap agreements was 6.074% at September 30, 2003. As of September 30, 2003, the estimated fair value of the interest rate swaps was $884,582.


Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Fund's management, including the CEO and CFO of the General Partner, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. Based on that evaluation, the Fund's management, including the CEO and CFO of the General Partner, concluded that the Fund's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

The debtor filed a Plan of Reorganization (the "Plan"), which was approved by a vote of the creditors of the Debtor in October 2001. The Plan provided that the Debtor change its name to Integrated Micro-Technology (IMT), and enter into a new line of business, the manufacture and production of "micro-machines." As part of the Plan, the Partnership, along with the other unsecured creditors, receives a proportionate share of its unsecured claims in the form of ownership shares and warrants in the newly formed business. The success of this new business plan is highly uncertain.

On February 13, 2002, the reorganized Debtor filed a notice of objection to the Partnership's claim due to duplication and an improper liquidated damages provision. The Partnership disputed this and, as of July 26, 2002, agreement has been reached between the Partnership and Debtor as to the amount of the Partnership's claim, and the Debtor's objection to the Partnership's claim was withdrawn.

On April 28, 2003, the Partnership received 139,133 shares of IMT stock, which is carried at zero value. The Partnership anticipates additional amounts may be recoverable through its equity interests in the reorganized lessee's business, however, any recoveries above the amounts received upon liquidation of the Partnership's equipment are highly uncertain and speculative.

Railcar, Ltd., et al.:

This matter relates to the breach by Railcar, Ltd., as lessee, of its obligations under a lease, where in lessee had the option of making minimum monthly payments. The lessee made the payments and then later rescinded the previously made payments arguing that they were made in error. The Partnership has attempted to resolve these issues amicably to no avail, and elected to file a complaint for the recovery of $187,835.85 in damages, while the Partnership makes continuing efforts to seek a non-judicial remedy or settlement. The Partnership anticipates that it has a high likelihood of a successful resolution of its complaint in this matter.

Martin Marietta Magnesia Specialties Inc.:

This  is  an  action  for  breach  of  contract  by  Martin  Marietta   Magnesia
Specialties,  as  lessee,  for the  failure  by lessee to  maintain  the  leased equipment in accordance with the conditions required by the lease. The Partnership has attempted to resolve these issues amicably to no avail, and elected to file a complaint for the recovery $179,678.83 in damages, while the Partnership makes continuing efforts to seek a non-judicial remedy or settlement. The Partnership anticipates that it has a high likelihood of a successful resolution of its complaint in this matter.

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

Although the equipment was to be returned to FURC by December 31, 2001, the Debtor continued to use and pay for the equipment under the lease on a month-to-month basis. A letter agreement has been executed by the Debtor to formalize an understanding for debtor's continued use of the equipment under the terms of the Lease on a month-to-month basis until the cars were returned. The Debtor has also objected to the Partnership's claim, which objection was disputed by the Partnership and has been resolved with the Debtor allowing the Partnership an allowed secured claim in the amount of $193,765 via a stipulation that was filed with the court in April 2003.

At this point, all equipment has been returned to the Partnership, and is in the process of being re-leased and/or sold. The full extent of any recovery is not known at this time as the unsecured claim amount is being paid out in the form of stock, which, while publicly traded, has a low valuation. The Partnership intends to hold onto the stock received until such time as the market price improves.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.
Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

       1. Financial Statements

          Included in Part I of this report:

               Balance Sheets, September 30, 2003 and December 31, 2002.

               Statements of operations for the nine and three month periods ended September 30, 2003 and 2002.

               Statements of changes in partners' capital for the year ended December 31, 2002 and for the nine months ended September 30, 2003.

               Statements of cash flows for the nine and three month periods ended September 30, 2003 and 2002.

               Notes to the Financial Statements.

       2. Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Other Exhibits

               99.1 Certification of Paritosh K. Choksi

               99.2 Certification of Dean L. Cash

               99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

               99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh
               K. Choksi

(b)       Report on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 12, 2003

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

Exhibit 99.1
                                 CERTIFICATIONS


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

Date:     November 12, 2003



  /s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

Exhibit 99.2
                                 CERTIFICATIONS


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

Date:     November 12, 2003



  /s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:     November 12, 2003



  /s/ DEAN L. CASH
--------------------------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:     November 12, 2003



  /s/ PARITOSH K. CHOKSI
--------------------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant