Form 10-K
period 2003-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2004-03-30
CIK 1019542

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Annual report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the Year Ended December 31, 2003
                                       OR
            |_| Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the transition period from ____ to ____

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

The number of Limited Partnership Units outstanding as of December 31, 2003 was 14,995,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 29, 1996, filed pursuant to Rule 424(b) (Commission File No. 333-08879) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the state of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for
15,000,000  ($150,000,000)  Limited  Partnership  Units  and  the  offering  was
terminated.   As  of  December  31,  2003,  14,995,550  Units  were  issued  and outstanding.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period"), ending December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

Narrative Description of Business

The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Partnership will generally only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2003, the Partnership had purchased equipment with a total acquisition price of $302,751,046.

The Partnership's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.

During 2003, no single lessee generated 10% of the Partnership's lease revenues. As set forth below, during 2002, one lessee generated 11% the Partnership's lease revenues. During 2001, no single lessee generated more than 10% of the Partnership's lease revenues.

Lessee                       Type of Equipment   2003   2002  2001
------                       -----------------   ----   ----  ----
General Motors Corporation   Materials Handling    *    11%    *
*  Less than 10%.

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2003 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                Purchase Price Excluding   Percentage of Total
Asset Types                          Acquisition Fees          Acquisitions
-----------                          ----------------          ------------
Transportation, rail cars               $ 64,328,409                21.24%
Manufacturing                             45,709,520                15.10%
Mining                                    30,756,101                10.16%
Transportation, other                     26,723,940                 8.83%
Transportation, intermodal
   containers                             26,631,519                 8.80%
Marine vessels                            22,335,250                 7.38%
Materials handling                        16,318,944                 5.39%
Motor Vehicles                            13,148,102                 4.34%
Office automation                         11,449,934                 3.78%
Medical                                    9,133,951                 3.02%
Aircraft                                   6,310,979                 2.08%
Railroad locomotives                       5,010,960                 1.66%
Other *                                   24,893,437                 8.22%
                                     ----------------     -----------------
                                       $ 302,751,046               100.00%
                                     ================     =================

* Individual amounts included in "Other" represent less than 2.5% of the total.

                                Purchase Price Excluding   Percentage of Total
Industry of Lessee                   Acquisition Fees          Acquisitions
------------------                   ----------------          ------------
Transportation, rail                    $ 73,779,368                24.36%
Municipalities                             45,050,058               14.88%
Transportation, other                      43,079,361               14.23%
Manufacturing, other                       41,295,886               13.64%
Electronics                                26,062,302                8.61%
Mining                                     17,670,967                5.84%
Business services                          15,093,493                4.99%
Primary metals                             13,251,254                4.38%
Other *                                    27,468,357                9.07%
                                     ----------------     -----------------
                                       $ 302,751,046               100.00%
                                     ================     =================

* Individual amounts included in "Other" represent less than 2.5% of the total.

Through December 31, 2003, the Partnership has disposed of certain leased assets as set forth below:

                                                             Excess of
                          Original                           Rents Over
Asset Types             Equipment Cost     Sale Price        Expenses *
-----------             --------------     ----------        ----------
Transportation             $29,387,573       $ 9,567,099      $ 24,341,560
Manufacturing               26,498,662        10,655,547        17,142,619
Materials handling          12,290,706         8,229,534         6,257,530
Office automation           11,675,941         1,461,397        11,937,397
Other                        5,183,318           601,227         5,691,791
Furniture and fixtures       4,759,285         2,352,872         4,020,720
Aircraft                     4,708,142         4,954,738         2,576,835
Mining                       4,602,966         1,908,058         4,469,911
Food processing              2,182,333         1,329,201         1,980,738
                       ----------------  ---------------- -----------------
                          $101,288,926      $ 41,059,673      $ 78,419,101
                       ================  ================ =================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

Martin Marietta Magnesia Specialties Inc.:

The Partnership has filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership has made a claim for recovery of $179,679 in damages. No amounts related to this action have been recorded in the financial statements as of December 31, 2003.

Cargill Inc. / GWI Leasing Corporation:

Cargill Inc. is a lessee of the Partnership. GWI Leasing Corporation manages the equipment under the Cargill lease on behalf of the Partnership. The Partnership is seeking unspecified damages from Cargill for failure to perform certain responsibilities relating to the equipment under the lease agreement. The Partnership is seeking damages from GWI Leasing Corporation for failure to enforce the terms of the lease contract. No amounts related to this matter have been recorded in the financial statements as of December 31, 2003.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers that have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 5,582 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2003. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2004. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2003, the value of the Partnership's assets, calculated on this basis, was approximately $5.38 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal $1.00 per Unit. The Reinvestment Period ends December 31, 2004.

The rate for monthly distributions from 2003 operations was $0.0833 per Unit. The distributions were paid in February 2003 through December 2003 and in January 2004. For each quarterly distribution (paid in April, July and October 2003 and in January 2004) the rate was $0.25 per Unit. Distributions were from 2003 cash flows from operations.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                  2003             2002              2001              2000              1999
                                                  ----             ----              ----              ----              ----
Net income (loss) per Unit, based on
   weighted average Units outstanding                $ (0.37)         $ (0.20)           $ 0.01            $ 0.53           $ (0.17)
Return of investment                                    1.37             1.20              0.99              0.48              1.17
                                             ---------------- ----------------  ---------------- ----------------- -----------------
Distributions per Unit, based on
   weighted average Units outstanding                   1.00             1.00              1.00              1.01              1.00
Differences due to timing of distributions                 -                -                 -             (0.01)                -
                                             ---------------- ----------------  ---------------- ----------------- -----------------
Actual distribution rates, per Unit                   $ 1.00           $ 1.00            $ 1.00            $ 1.00            $ 1.00
                                             ================ ================  ================ ================= =================


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.


                                                  2003             2002              2001              2000              1999
                                                  ----             ----              ----              ----              ----
Gross revenues                                   $22,484,703     $ 25,942,773      $ 30,646,525      $ 41,463,919      $ 39,634,771
Net income (loss)                               $ (4,311,400)    $ (1,772,503)      $ 2,939,818       $ 9,158,705      $ (2,159,370)
Weighted average Units outstanding                14,995,675       14,996,050        14,996,050        14,996,050        14,996,050
Net income (loss) allocated to
   Limited Partners                             $ (5,551,311)    $ (2,976,387)        $ 140,295       $ 7,938,589      $ (2,622,996)
Net income (loss) per Unit, based on
   weighted average Units outstanding                $ (0.37)         $ (0.20)           $ 0.01            $ 0.53           $ (0.17)
Distributions per Unit, based on
   weighted average Units outstanding                 $ 1.00           $ 1.00            $ 1.00            $ 1.01            $ 1.00
Total Assets                                     $74,812,214    $ 116,223,748     $ 135,853,619     $ 157,600,746      $191,424,300
Non-recourse Debt                                $ 1,586,403      $ 4,577,308       $ 9,971,225      $ 15,452,741      $ 21,780,420
Other Long-term Debt                             $15,759,000     $ 33,546,000      $ 38,540,000      $ 44,877,000      $ 53,181,000
Total Partners' Capital                          $41,406,023     $ 61,218,234      $ 79,492,851      $ 94,163,608      $101,313,784


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

As another source of liquidity, the Partnership is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition
   facility                                                    $    13,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                9,500,000
                                                              -----------------
Total borrowings under the acquisition facility                     23,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                    -
                                                              -----------------
Total outstanding balance                                      $    23,000,000
                                                              =================

Total available under the line of credit                       $    58,627,656
Total outstanding balance                                          (23,000,000)
                                                              -----------------
Remaining availability                                         $    35,627,656
                                                              =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2003.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners. At December 31, 2003, the Partnership had no commitments to purchase lease assets.

As of December 31, 2003, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2004, generated from operations in 2003.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The Partnership's ability to borrow under the program expired in February 2002.

See Item 7a and Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.

It was the intention of the Partnership to use the receivables funding program as its primary source of debt financing. The Partnership will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Limited Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

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

Cash Flows

2003 vs. 2002:

Cash flows from operations decreased from $19,521,121 in 2002 to $16,452,288 in 2003, a decrease of $3,068,833. Rents from operating leases is the primary source of operating cash flows. Sales of operating lease assets in 2002 and 2003 led to the decrease in operating lease revenues compared to 2002.

In 2003 and 2002, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets increased from $2,229,481 in 2002 to $15,724,456 in 2003, an increase of $13,494,975. The assets that were sold in 2002 had an original costs of approximately $14,826,000. The assets sold in 2003 had an original cost of approximately $33,950,000. A significant portion of the assets sold in 2003 were still on lease and had higher average values than those sold in 2002. As a result, sales proceeds were higher in 2003 when compared to 2002. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Rents from direct financing leases decreased by $836,445 (from $3,032,098 in 2002 to $2,195,653 in 2003) as a result of sales of lease assets in 2002 and 2003.

In 2003, financing sources of cash consisted of proceeds of a new non-recourse note payable of $1,489,905 and borrowings on the line of credit. Borrowings on the line of credit were used to manage short term cash requirements. In 2002, financing sources of cash consisted of proceeds of other long-term debt and borrowings on the line of credit. In 2002, the proceeds of other long-term debt were used to make payments on the line of credit. In 2002, proceeds of other long-term debt were used as long-term financing on the acquisition of assets. In 2002, borrowings on the line of credit were used to manage short term cash requirements.

Cash was used to repay $17,787,000 of other long-term debt in 2003. Of the amount paid, $11,524,000 was due to payments that had been scheduled as of December 31, 2002 and $6,263,000 represented early repayments made in 2003. Repayments of non-recourse debt were the result of scheduled payments.

2002 vs. 2001:

Cash flows from operations decreased from $22,972,558 in 2001 to $19,521,121 in 2002, a decrease of $3,451,437. Rents from operating leases is the primary source of operating cash flows. Lease terminations and sales of operating lease assets in 2001 and 2002 led to the decrease in operating lease revenues compared to 2001.

In 2002, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets decreased from $3,830,077 in 2001 to $2,229,481 in 2002, a decrease of $1,600,596. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the sales of lease assets is subject to various factors such as the timing of lease terminations, the timing of market demand and the condition and uniqueness of the assets subject to sale. Rents from direct financing leases increased by $771,036 as a result of acquisitions of lease assets in 2001 and 2002.

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

Results of Operations

Substantially all employees of AFS track time incurred in performing administrative services on behalf of the Partnership. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2003, 2002 and 2001, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                      2003              2002              2001
Transportation, rail                   22%               15%              13%
Manufacturing                          21%               24%               *
Transportation, other                  21%               14%              14%
Municipalities                         14%               13%              17%

*  Less than 10%

2003 vs. 2002:

Operations resulted in a net loss of $4,311,400 in 2003 compared to $1,772,503 in 2002. The primary reason for the increased loss is due to additional impairment losses of $5,290,639 in 2003, an increase of $3,179,046 compared to 2002.

Revenues from operating leases decreased from $25,631,019 in 2002 to $20,083,732 in 2003, a decrease of $5,547,287. Decreases resulted from asset sales in 2002 and in 2003. In 2003, the Partnership recorded gains on sales of assets of $1,449,492 compared to losses of $1,270,985 in 2002, a difference of $2,720,477.
Such gains and losses are not expected to be consistent from one period to another.

Depreciation expense decreased from $18,424,332 in 2002 to $15,220,612 in 2003 (a decrease of $3,203,720) as a result of sales of depreciable assets in 2002 and 2003.

Interest expense declined as a result of scheduled and early debt payments. Total debt, including the line of credit, decreased from $51,423,308 at December 31, 2002 to $30,845,403 at December 31, 2003.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of certain mining equipment and fleets of jumbo covered hopper cars, petroleum rail tank cars, off shore supply vessels, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $5,290,639 for the year ended December 31, 2003. In 2002, impairment losses were $2,111,593. See additional discussion of the impairment losses recorded in Note 14 in the financial statements included in Part I, Item 8 of this report.

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

As a result of management's periodic reviews the carrying values of its assets on leases and assets held for lease or sale, management determined that the values of fleets of jumbo covered hopper cars, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $2,111,593 for the year ended December 31, 2002. There were no impairment losses in 2001.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.


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

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2003, there was an outstanding balance of $13,500,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 3.03% to 4.00%.

Also, as described in Item 7 in the caption "Capital Resources and Liquidity," the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Partnership enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2003, borrowings on the facility were $15,759,000 and the associated variable interest rate was 1.5154% and the average fixed interest rate achieved with the swap agreements was 6.086% at December 31, 2003.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 2003, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Partnership's 2004 variable interest expense by approximately $127,500.

See the Notes to the Financial Statements as set forth in Item 8 for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 32.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                   2003              2002
                                                   ----              ----
Cash and cash equivalents                           $ 835,628       $ 2,194,169

Accounts receivable, net of allowance for
   doubtful accounts of $524,880 in 2003
   and $403,067 in 2002                             2,149,089         4,848,736

Due from General Partner                                    -           253,543

Other assets                                                -            10,019

Investments in equipment and leases                71,827,497       108,917,281
                                             ----------------- -----------------
Total assets                                     $ 74,812,214      $116,223,748
                                             ================= =================



                       LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                 $ 1,586,403       $ 4,577,308

Other long-term debt                               15,759,000        33,546,000

Line of credit                                     13,500,000        13,300,000

Accounts payable and accruals:
   General Partner                                    481,818                 -
   Other                                              650,573           752,459

Accrued interest payable                               36,929           192,403

Interest rate swap contracts                          886,207         1,624,360

Unearned operating lease income                       505,261         1,012,984
                                             ----------------- -----------------
                                                   33,406,191        55,005,514

Partners' capital:
   Accumulated other comprehensive income            (886,207)       (1,624,360)
   Partners' capital                               42,292,230        62,842,594
                                             ----------------- -----------------
Total Partners' capital                            41,406,023        61,218,234
                                             ----------------- -----------------
Total liabilities and Partners' capital          $ 74,812,214      $116,223,748
                                             ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


Revenues:                                                       2003              2002              2001
                                                                ----              ----              ----
Leasing activities:
   Operating leases                                           $ 20,083,732      $ 25,631,019      $ 30,657,648
   Direct financing leases                                         554,655         1,378,498         1,068,368
   Gain (loss) on sale of assets                                 1,449,492        (1,270,985)       (1,145,708)
Interest income                                                      4,563            14,000            55,569
Other                                                              392,261           190,241            10,648
                                                           ---------------- ----------------- -----------------
                                                                22,484,703        25,942,773        30,646,525
Expenses:
Depreciation of operating lease assets                          15,220,612        18,424,332        19,829,145
Impairment losses                                                5,290,639         2,111,593                 -
Interest                                                         1,916,785         3,206,557         4,029,695
Equipment and incentive management fees to General Partner         889,571           947,568         1,175,912
Cost reimbursements to General Partner                             849,984           859,415           851,382
Railcar maintenance                                                773,875           712,235           727,444
Provision for doubtful accounts                                    343,000           285,000           118,067
Equipment storage                                                  215,749                 -                 -
Professional fees                                                  176,812           199,993           163,006
Insurance                                                          141,513                 -            41,019
Taxes on income and franchise fees                                 128,178            23,124             6,299
Amortization of initial direct costs                               107,916           184,171           194,104
Other                                                              741,469           761,288           570,634
                                                           ---------------- ----------------- -----------------
                                                                26,796,103       27,715,276         27,706,707
                                                           ---------------- ----------------- -----------------
Net (loss) income                                             $ (4,311,400)     $ (1,772,503)      $ 2,939,818
                                                           ================ ================= =================

Net (loss) income:
   General Partner                                             $ 1,239,911       $ 1,203,884       $ 2,799,523
   Limited Partners                                             (5,551,311)       (2,976,387)          140,295
                                                           ---------------- ----------------- -----------------
                                                              $ (4,311,400)     $ (1,772,503)      $ 2,939,818
                                                           ================ ================= =================

Net (loss) income per Limited Partnership unit                     $ (0.37)          $ (0.20)           $ 0.01
                                                           ================ ================= =================

Weighted average number of units outstanding                     14,995,675       14,996,050         14,996,050








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                   Accumulated
                                                                                                      Other
                                                             Limited Partners                     Comprehensive
                                                             ----------------       General           Income
                                                  Units           Amount            Partner           (Loss)            Total
Balance December 31, 2000                         14,996,050     $ 95,678,209      $ (1,514,601)              $ -      $ 94,163,608

Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                          -                 -           281,661           281,661
Unrealized change in value of
   interest rate swap contracts                                             -                 -        (1,607,667)       (1,607,667)
Distributions to Limited Partners
   ($1.00 per Unit)                                               (14,999,647)                -                 -       (14,999,647)
Distributions to General Partner                                            -        (1,284,922)                -        (1,284,922)
Net income                                                            140,295         2,799,523                 -         2,939,818
                                             ---------------- ----------------  ---------------- ----------------- -----------------
Balance December 31, 2001                         14,996,050       80,818,857                 -        (1,326,006)       79,492,851

Distributions to Limited Partners
   ($1.00 per Unit)                                               (14,999,876)                -                 -       (14,999,876)
Distributions to General Partner                                            -        (1,203,884)                -        (1,203,884)
Unrealized change in value of
   interest rate swap contracts                                             -                 -          (298,354)         (298,354)
Net income (loss)                                                  (2,976,387)        1,203,884                 -        (1,772,503)
                                             ---------------- ----------------  ---------------- ----------------- -----------------
Balance December 31, 2002                         14,996,050       62,842,594                 -        (1,624,360)       61,218,234

Distributions to Limited Partners
   ($1.00 per Unit)                                               (14,997,209)                -                 -       (14,997,209)
Distributions to General Partner                                            -        (1,239,911)                -        (1,239,911)
Limited partnership units
   repurchased                                          (500)          (1,844)                -                 -            (1,844)
Unrealized change in value of
   interest rate swap contracts                                             -                 -           738,153           738,153
Net income (loss)                                                  (5,551,311)        1,239,911                 -        (4,311,400)
                                             ---------------- ----------------  ---------------- ----------------- -----------------
Balance December 31, 2003                         14,995,550     $ 42,292,230               $ -        $ (886,207)     $ 41,406,023
                                             ================ ================  ================ ================= =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                     2003              2002              2001
                                                                                     ----              ----              ----
Operating activities:
Net income (loss)                                                                  $ (4,311,400)     $ (1,772,503)      $ 2,939,818
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation of operating lease assets                                          15,220,612        18,424,332        19,829,145
     Amortization of initial direct costs                                               107,916           184,171           194,104
     Impairment losses                                                                5,290,639         2,111,593                 -
     Provision for doubtful accounts                                                    343,000           285,000           118,067
     (Gain) loss on sales of assets                                                  (1,449,492)        1,270,985         1,145,708
     Changes in operating assets and liabilities:
         Accounts receivable                                                          1,161,897          (568,946)         (850,046)
         Due from General Partner                                                       253,543          (253,543)                -
         Other assets                                                                    10,019            97,996           (18,004)
         Accounts payable, General Partner                                              481,818          (580,916)          (24,768)
         Accounts payable, other                                                       (101,886)          241,861          (193,163)
         Accrued interest payable                                                       (46,655)           44,672           119,226
         Unearned operating lease income                                               (507,723)           36,419          (287,529)
                                                                                ---------------- ----------------- -----------------
Net cash provided by operating activities                                            16,452,288        19,521,121        22,972,558
                                                                                ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                                        15,724,456         2,229,481         3,830,077
Reduction of net investment in direct financing leases                                2,195,653         3,032,098         2,261,062
Purchases of equipment on direct financing leases                                             -        (3,052,582)       (4,344,293)
Initial direct lease costs                                                                    -          (107,962)          (48,560)
Purchases of equipment on operating leases                                                    -        (3,959,522)       (1,950,111)
                                                                                ---------------- ----------------- -----------------
Net cash provided by (used in) investing activities                                  17,920,109        (1,858,487)         (251,825)
                                                                                ---------------- ----------------- -----------------

Financing activities:
Borrowings under line of credit                                                      21,500,000        19,500,000        12,900,000
Repayments of borrowings under line of credit                                       (21,300,000)      (10,300,000)       (8,800,000)
Repayments of other long-term debt                                                  (17,787,000)      (15,094,000)      (14,337,000)
Distributions to Limited Partners                                                   (14,997,209)      (14,999,876)      (14,999,647)
Repayments of non-recourse debt                                                      (3,394,879)       (4,406,894)       (4,584,392)
Distributions to General Partner                                                     (1,239,911)       (1,203,884)       (1,284,922)
Proceeds of non-recourse debt                                                         1,489,905                 -                 -
Repurchase of limited partnership units                                                  (1,844)                -                 -
Proceeds of other long-term debt                                                              -        10,100,000         8,000,000
                                                                                ---------------- ----------------- -----------------
Net cash used in financing activities                                               (35,730,938)      (16,404,654)      (23,105,961)
                                                                                ---------------- ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                                 (1,358,541)        1,257,980          (385,228)
Cash and cash equivalents at beginning of year                                        2,194,169           936,189         1,321,417
                                                                                ---------------- ----------------- -----------------
Cash and cash equivalents at end of year                                              $ 835,628       $ 2,194,169         $ 936,189
                                                                                ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                     2003              2002              2001
                                                                                     ----              ----              ----

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                              $ 1,963,440       $ 3,161,885       $ 3,910,469
                                                                                ================ ================= =================

Schedule of non-cash transactions:

Change in fair value of interest rate swaps contracts                                 $ 738,153        $ (298,354)     $ (1,607,667)
                                                                                ================ ================= =================

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                             $ (108,819)       $ (207,727)       $ (297,626)
Non-recourse debt                                                                    (1,085,931)         (987,023)         (897,124)
                                                                                ---------------- ----------------- -----------------
                                                                                   $ (1,194,750)     $ (1,194,750)     $ (1,194,750)
                                                                                ================ ================= =================

Accounts receivable                                                                 $ 1,194,750       $ 1,194,750       $ 1,194,750
                                                                                ================ ================= =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1.  Organization and Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the state of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2017.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The General Partner of the Partnership is ATEL Financial Services LLC ("AFS"). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from six months to ten years.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

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


2. Summary of significant accounting policies:

Cash and cash equivalents:

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements at December 31 (unaudited):

                                               2003              2002
                                               ----              ----
Financial statement basis of net assets      $ 41,406,023      $ 61,218,234
Tax basis of net assets                       (34,616,905)      (22,854,898)
                                          ---------------- -----------------
Difference                                   $ 76,022,928      $ 84,073,132
                                          ================ =================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership's tax returns.

The following reconciles the net (loss) income reported in these financial statements to the income (loss) reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                           2003              2002              2001
                                                           ----              ----              ----
Net income (loss) per financial statements               $ (4,311,400)     $ (1,772,503)      $ 2,939,818
Adjustment to depreciation expense                          3,927,717        (9,817,508)      (18,455,212)
Adjustments to lease revenues                                 113,208         1,442,714         2,145,833
Provision for doubtful accounts                               343,000           285,000           118,067
Provision for losses                                        5,290,639         2,111,593                 -
                                                      ---------------- ----------------- -----------------
Net income (loss) per federal tax return                  $ 5,363,164      $ (7,750,704)     $(13,251,494)
                                                      ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Partnership's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership's financial position or results of operations.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2003, 2002 and 2001.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Derivative financial instruments (continued):

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Partnership's financial statements. The Partnership is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Partnership's consolidated financial position, consolidated results of operations, or liquidity.


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                                Depreciation /
                                                                                 Amortization
                                                                                  Expense or
                                                                                Amortization of     Reclassi-
                                             December 31,       Impairment      Direct Financing   fications or    December 31,
                                                  2002            Losses            Leases         Dispositions          2003
                                                  ----            ------            ------         ------------          ----
Net investment in operating leases               $82,215,309     $ (2,960,323)    $ (15,220,612)     $(12,380,635)     $ 51,653,739
Net investment in direct financing
   leases                                         16,227,117                -        (2,195,653)       (5,852,903)        8,178,561
Assets held for sale or lease, net of
   accumulated depreciation of
   $18,795,631 in 2003 and $9,679,501 in
   2002                                           10,263,086       (2,330,316)                -         3,958,574        11,891,344
Initial direct costs, net of
   accumulated amortization of
   $956,767 in 2003 and $905,356 in 2002             211,769                -          (107,916)                -           103,853
                                             ---------------- ----------------  ---------------- ----------------- -----------------
                                                $108,917,281     $ (5,290,639)    $ (17,524,181)     $(14,274,964)     $ 71,827,497
                                             ================ ================  ================ ================= =================

Impairments of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that the fair values of fleets of jumbo covered hopper cars, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. Charges to operations were recorded for the declines in value of the assets in the amounts of $5,290,639 and $2,111,593 for the years ended December 31, 2003 and 2002, respectively.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

                              2003              2002              2001
                              ----              ----              ----
Depreciation expense        $ 15,220,612      $ 18,424,332      $ 19,829,145
Impairment losses              5,290,639         2,111,593                 -
                         ----------------  ---------------- -----------------
                            $ 20,511,251      $ 20,535,925      $ 19,829,145
                         ================  ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investment in leases (continued):

Impairments of investments in leases and assets held for sale or lease (continued):

Due to continued declines in the markets for certain types of assets, during 2003 and 2002 management determined that the value of certain assets were impaired. There were no impairment losses in 2001. The Partnership recorded impairment losses as follows for each of the years ended December 31:

                                              2003              2002
                                              ----              ----
Locomotives                                   $2,475,000    $      300,000
Off shore supply vessels                       1,022,000                 -
Mining equipment                                 731,619                 -
Covered grain hopper cars                        457,286         1,135,339
Petroleum rail tank cars                         325,462                 -
Barges                                           279,272           676,254
                                         ---------------- -----------------
                                          $    5,290,639   $     2,111,593
                                         ================ =================

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property subject to operating leases consists of the following:

                                                                                                    Reclassi-
                                             December 31,       Impairment       Depreciation      fications or    December 31,
                                                  2002            Losses            Expense        Dispositions          2003
                                                  ----            ------            -------        ------------          ----
Transportation                                   $74,889,008              $ -               $ -      $ (2,724,727)     $ 72,164,281
Construction                                      22,414,263                -                 -        (2,245,270)       20,168,993
Marine vessels / barges                           27,030,136                -                 -       (12,052,094)       14,978,042
Mining equipment                                   9,012,965                -                 -          (602,620)        8,410,345
Manufacturing                                      9,367,388                -                 -        (4,813,948)        4,553,440
Communications                                     4,309,885                -                 -          (561,827)        3,748,058
Materials handling                                 9,009,095                -                 -        (5,450,438)        3,558,657
Office automation                                  3,604,688                -                 -           (83,642)        3,521,046
Other                                              6,034,386                -                 -        (2,686,597)        3,347,789
                                             ---------------- ----------------  ---------------- ----------------- -----------------
                                                 165,671,814                -                 -       (31,221,163)      134,450,651
Less accumulated depreciation                    (83,456,505)      (2,960,323)      (15,220,612)       18,840,528       (82,796,912)
                                             ---------------- ----------------  ---------------- ----------------- -----------------
                                                 $82,215,309     $ (2,960,323)    $ (15,220,612)     $(12,380,635)     $ 51,653,739
                                             ================ ================  ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investment in leases (continued):

Direct financing leases:

As of December 31, 2003, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2003 and 2002:

                                                                 2003              2002
                                                                 ----              ----
Total minimum lease payments receivable                         $ 5,860,231      $ 14,018,775
Estimated residual values of leased equipment (unguaranteed)      4,638,162         6,286,069
                                                            ---------------- -----------------
Investment in direct financing leases                            10,498,393        20,304,844
Less unearned income                                             (2,319,832)       (4,077,727)
                                                            ---------------- -----------------
Net investment in direct financing leases                       $ 8,178,561      $ 16,227,117
                                                            ================ =================

At December 31, 2003, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

                                           Direct
     Year ending         Operating        Financing
     December 31,         Leases           Leases             Total
     ------------         ------           ------             -----
               2004       $10,031,195      $ 2,114,183      $ 12,145,378
               2005         5,400,567        2,114,183         7,514,750
               2006         1,954,507          924,286         2,878,793
               2007           778,800          513,624         1,292,424
               2008           414,600          193,955           608,555
         Thereafter            38,400                -            38,400
                      ---------------- ----------------  ----------------
                          $18,618,069      $ 5,860,231      $ 24,478,300
                      ================ ================  ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


4.  Non-recourse debt:

At December 31, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly, semi-annual and annual payments. Interest on the notes is at fixed rates ranging from 5.5% to 7.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2003, the carrying value of the pledged assets is $2,390,658. During 2003, an additional $1,489,905 was borrowed. The notes mature from 2004 through 2008.

Future minimum payments of non-recourse debt are as follows:

    Year ending
    December 31,        Principal        Interest            Total
              2004       $ 1,118,695         $ 53,992       $ 1,172,687
              2005           251,586           24,182           275,768
              2006           101,568           11,462           113,030
              2007            90,838            5,141            95,979
              2008            23,716              279            23,995
                     ---------------- ----------------  ----------------
                         $ 1,586,403         $ 95,056       $ 1,681,459
                     ================ ================  ================



5. Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.5154% at December 31, 2003), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2003, the Partnership receives or pays interest on a notional principal of $16,573,550, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5. Other long-term debt (continued):

 Borrowings under the Program are as follows:

                                                                 Notional            Swap
                              Original           Balance          Balance            Value       Payment Rate on
                               Amount         December 31,     December 31,      December 31,     Interest Swap
           Date Borrowed      Borrowed            2003             2003              2003           Agreement
           -------------      --------            ----             ----              ----           ---------
             4/1/1998         $ 21,770,000         $ 247,000        $ 374,199          $ (7,341)      6.220%
             7/1/1998           25,000,000         2,505,000        2,518,900          (174,821)      6.155%
             10/1/1998          20,000,000         3,194,000        3,331,603          (120,158)      5.550%
             4/16/1999           9,000,000         1,733,000        1,736,776           (81,050)      5.890%
             1/26/2000          11,700,000         4,333,000        4,488,957          (368,637)      7.580%
             5/25/2001           2,000,000           904,000        1,009,167           (46,807)      5.790%
             9/28/2001           6,000,000         2,674,000        3,113,948           (87,393)      4.360%
             1/31/2002           4,400,000           169,000                -                 -         *
             2/19/2002           5,700,000                 -                -                 -         *
                          -----------------  ---------------- ----------------  ----------------
                             $ 105,570,000       $15,759,000     $ 16,573,550        $ (886,207)
                          =================  ================ ================  ================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                                Debt              Debt                                               Rates on
          Year ending        Principal          Principal                                         Interest Swap
          December 31,        Swapped          Not Swapped       Interest            Total         Agreements**
                              -------          -----------       --------            -----         ------------
                     2004      $ 6,648,000         $ 114,000        $ 777,674       $ 7,539,674  6.074%-6.135%
                     2005        5,405,000            12,000          404,456         5,821,456  6.146%-6.450%
                     2006        2,033,000            43,000          167,037         2,243,037  6.593%-6.897%
                     2007          901,000                 -           75,818           976,818  6.872%-7.028%
                     2008          603,000                 -           18,843           621,843  7.066%-7.580%
                          -----------------  ---------------- ----------------  ----------------
                              $ 15,590,000         $ 169,000      $ 1,443,828      $ 17,202,828
                          =================  ================ ================  ================

** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.5154% at December 31, 2003).

In 2003 and 2002, the net effect of the interest rate swaps was to increase interest expense by $952,386 and $955,401, respectively.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

Substantially   all   employees  of  AFS  record  time  incurred  in  performing administrative services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during each of the years ended December 31, 2003, 2002 and 2001:

                                                               2003              2002              2001
                                                               ----              ----              ----
Equipment and incentive management fees to General Partner      $ 889,571         $ 947,568       $ 1,175,912
Cost reimbursements to General Partner                            849,984           859,415           851,382
                                                          ---------------- ----------------- -----------------
                                                              $ 1,739,555       $ 1,806,983       $ 2,027,294
                                                          ================ ================= =================

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2003, AFS had incurred approximately $876,000 of costs that are expected to be reimbursed to AFS by the Partnership in 2004 and 2005.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


7.  Partners' capital:

As of December 31, 2003, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each period.

As defined in the Limited Partnership Agreement, available Cash from Operations, shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to AFS and 4% to AFS or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

As defined in the Limited Partnership Agreement, available Cash from Sales or Refinancing, are to be distributed as follows:

First, Distributions of Sales or Refinancings shall be 92.5% to the Limited Partners and 7.5% to AFS, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


8. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2003, 2002 and 2001, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                2003              2002              2001
                                ----              ----              ----
 Transportation, rail            22%               15%              13%
 Manufacturing                   21%               24%               *
 Transportation, other           21%               14%              14%
 Municipalities                  14%               13%              17%

*  Less than 10%

During 2003, no customers comprised 10% of the Partnership's revenues from leases. During 2002, one customer comprised 11% of the Partnership's revenues from leases. During 2001, no customers comprised in excess of 10% of the Partnership's revenues from leases.


9.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount borrowed by the Partnership under the acquisition
   facility                                                    $    13,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                9,500,000
                                                              -----------------
Total borrowings under the acquisition facility                     23,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                    -
                                                              -----------------
Total outstanding balance                                      $    23,000,000
                                                              =================

Total available under the line of credit                       $    58,627,656
Total outstanding balance                                          (23,000,000)
                                                              -----------------
Remaining availability                                         $    35,627,656
                                                              =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


9. Line of credit (continued):

The Partnership borrowed $21,500,000, $19,500,000 and $12,900,000 under the line of credit during 2003, 2002 and 2001, respectively. Repayments on the line of credit were $21,300,000, $10,300,000 and $8,800,000 during 2003, 2002 and 2001, respectively. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at December 31, 2003 ranged from 3.03% to 4.00%.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2003.


10. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2003 is $1,567,030.

Other long-term debt:

The carrying value of the Partnership's other long-term debt approximates its fair value at December 31, 2003 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded at fair value at December 31, 2003 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


11. Comprehensive net income (loss):

For the years ended December 31, 2003, 2002 and in 2001, other comprehensive income (loss) consisted of the following:

                                                                                     2003              2002              2001
                                                                                     ----              ----              ----
Net (loss) income                                                                  $ (4,311,400)     $ (1,772,503)      $ 2,939,818
Other comprehensive income:
   Cumulative effect of change in accounting principle at January 1, 2001                     -                 -           281,661
   Change in value of interest rate swap contracts                                      738,153          (298,354)       (1,607,667)
                                                                                ---------------- ----------------- -----------------
Comprehensive net (loss) income                                                    $ (3,573,247)     $ (2,070,857)      $ 1,613,812
                                                                                ================ ================= =================

There were no other sources of comprehensive net income (loss).


12. Selected quarterly data (unaudited):

                                                                 March 31,         June 30,       September 30,      December 31,
Quarter ended                                                      2002              2002              2002              2002
                                                                   ----              ----              ----              ----

Total revenues                                                    $ 7,075,556       $ 5,277,040       $ 6,713,097       $ 6,877,080
Net income (loss)                                                   $ 219,517      $ (1,047,882)        $ (91,256)       $ (852,882)
Net loss per limited partnership unit                                 $ (0.01)          $ (0.09)          $ (0.03)          $ (0.07)

                                                                 March 31,         June 30,       September 30,      December 31,
Quarter ended                                                      2003              2003              2003              2003
                                                                   ----              ----              ----              ----

Total revenues                                                    $ 7,999,426       $ 4,607,630       $ 5,009,446       $ 4,868,201
Net income (loss)                                                   $ 650,136          $ 95,361      $ (3,776,766)     $ (1,280,131)
Net income (loss) per limited partnership unit                         $ 0.02           $ (0.01)          $ (0.27)          $ (0.11)


13.  Commitments:

At December 31, 2003, the Partnership had no commitments to purchase lease assets.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


14. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                            Reserve for      Allowance for
                                            losses and         doubtful
                                            impairments        accounts

      Balance December 31, 2000              $    504,227               $ -
      Provision                                         -           118,067
      Charge offs                                       -                 -
                                          ----------------  ----------------
      Balance December 31, 2001                   504,227           118,067
      Provision                                 2,111,593           285,000
      Charge offs                              (2,615,820)                -
                                          ----------------  ----------------
      Balance December 31, 2002                         -           403,067
      Provision                                 5,290,639           343,000
      Charge offs                              (5,290,639)         (221,187)
                                          ----------------  ----------------
      Balance December 31, 2003                       $ -         $ 524,880
                                          ================  ================

In 2003 it came to the Company's attention that the amounts recorded for impairments of covered rail hopper cars as of December 31, 2002 was understated by $518,000. During the three months ended March 31, 2003, the Company recorded additional impairment losses of $518,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Company's operating results for the year ending December 31, 2003.

The impact on 2002 would be a reduction of members' equity and an increase of the net loss of $518,000 ($0.03 per Limited Liability Company unit). Net loss for the year ended December 31, 2003 would be decreased by $518,000 ($0.03 per Limited Liability Company unit).

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Partnership in connection with the audit of the Partnership for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Partnership's financial statements, and that this would require additional skilled personnel. To address this issue the Partnership has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Partnership's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

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

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ACG as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ACG, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ACG in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ACG, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ACG in 1986 as controller. Prior to joining ACG, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ACG in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2003, 2002 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Partnership will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of AFS. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1998, $14,250,000 of such commissions (the maximum allowable amount) had been paid to AFS or its affiliates. Of that amount, $12,327,297 was reallowed to other broker/dealers. None have been paid since 1998, nor will any additional amounts be paid in future periods.

Equipment Management Fees

As compensation for its service rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing service and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from "operating" leases and
(ii) 2% of gross lease revenues from "full payout" leases which contain net lease provisions.

See Note 6 to the financial statements included in Item 8 of this report for amounts paid.

Incentive Management Fees

As compensation for its service rendered in establishing and maintaining the composition of the Partnership's equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervision the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter.

Available Cash from Operations, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to AFS and 4% to AFS or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Limited Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Sales or Refinancings shall be 92.5% to the Limited Partners and 7.5% to AFS, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

See Note 6 to the financial statements included in Item 8 of this report for amounts paid.

Equipment Resale Fees

As compensation for service rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such service. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested return of their adjusted invested capital (as defined in the Limited Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the Limited Partner was admitted to the Partnership. To date, none have been accrued or paid.

Equipment Re-lease Fee

As compensation for providing re-leasing service, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such service relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such service to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing service in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management service. To date, none have been accrued or paid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined so as to bring AFS's ending capital account balance to zero at the end of each period. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2003, 2002 and 2001.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

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

AFS may at any time call a meeting of the Limited Partners or a vote of the Limited Partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Partnership units.


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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                             2003              2002
                                             ----              ----
    Audit fees                           $       58,413 $          56,920
    Audit related fees                                -                 -
    Tax fees                                     31,600            33,836
    Other                                             -                 -
                                        ----------------  ----------------
                                               $ 90,013          $ 90,756
                                        ================  ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)    Financial Statements and Schedules
       1. Financial Statements
          Included in Part II of this report:
          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001

          Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b) Reports on Form 8-K for the fourth quarter of 2003 Report dated October 20, 2003

   (c)    Exhibits
          (3) and (4) Agreement of Limited Partnership, included as Exhibit B to Prospectus (Exhibit 28.1), is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1996 (File No. 333-08879).

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      3/26/2004

                                    ATEL Capital Equipment Fund VII, L.P.
                               (Registrant)


       By: ATEL Financial Services, LLC,
           General Partner of Registrant



                        By:    /s/ Dean Cash
                              -----------------------------------------------
                              Dean Cash,
                              President and Chief Executive Officer of
                              ATEL Financial Services, LLC (General
                              Partner)




                        By:   /s/ Paritosh K. Choksi
                              -----------------------------------------------
                              Paritosh K. Choksi,
                              Executive Vice President of ATEL
                              Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                           CAPACITIES                           DATE



       /s/ Dean Cash        President, Chairman and Chief              3/26/2004
--------------------------  Executive officer of ATEL
        Dean Cash           Financial  Services, LLC



  /s/ Paritosh K. Choksi    Executive Vice President and director      3/26/2004
--------------------------  of ATEL Financial  Services, LLC,
    Paritosh K. Choksi      principal financial officer of
                            registrant; principal financial officer
                            and director of ATEL Financial Services, LLC



 /s/ Donald E. Carpenter    Principal accounting officer of            3/26/2004
--------------------------  registrant; principal accounting
   Donald E. Carpenter      officer of ATEL Financial Services, LLC





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

                                  EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:        3/26/2004

/s/ Paritosh K. Choksi
-------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of General Partner

Exhibit 31.2
                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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



Date:        3/26/2004

 /s/ Dean Cash
------------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:        3/26/2004



 /s/ Dean Cash
-----------------
Dean L. Cash
President and Chief Executive
Officer of General Partner

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VII, LP, (the "Partnership") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, general partner of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:        3/26/2004



/s/ Paritosh K. Choksi
------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant