Form 10-Q
period 2004-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2004-05-14
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X|    Quarterly Report Pursuant to Section 13
                  or 15(d) of the Securities Exchange Act
                  of 1934. For the quarterly period ended
                  March 31, 2004

           |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the transition period from _______ to _______

                        Commission File Number 000-24175

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

The number of Limited Partnership Units outstanding as of March 31, 2004 was 14,995,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheets, March 31, 2004 and December 31, 2003.

          Statements of Operations for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Partners' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003. Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                     ASSETS

                                                                     March 31,        December 31,
                                                                        2004              2003
                                                                        ----              ----
                                                                    (Unaudited)

Cash and cash equivalents                                                $ 728,239          $ 835,628
Accounts receivable, net of allowance for doubtful accounts of
   $601,880 in 2004 and $524,880 in 2003                                 1,310,807          2,149,089
Other assets                                                                44,897                  -
Investments in leases                                                   66,639,389         71,827,497
                                                                  ----------------- ------------------
Total assets                                                          $ 68,723,332        $74,812,214
                                                                  ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Lines of credit                                                        $14,500,000        $13,500,000

Other long-term debt                                                    14,064,000         15,759,000

Non-recourse debt                                                          993,636          1,586,403

Accounts payable:
   General Partner                                                         162,777            481,818
   Other                                                                   253,194            650,573

Accrued interest expense                                                    30,745             36,929
Interest rate swap contracts                                               803,008            886,207
Unearned operating lease income                                            800,585            505,261
                                                                  ----------------- ------------------
Total liabilities                                                       31,607,945         33,406,191


Partners' capital:
   Accumulated other comprehensive loss                                   (732,815)          (886,207)
   Partners' capital                                                    37,848,202         42,292,230
                                                                  ----------------- ------------------
Total partners' capital                                                 37,115,387         41,406,023
                                                                  ----------------- ------------------
Total liabilities and partners' capital                               $ 68,723,332        $74,812,214
                                                                  ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                 2004              2003
                                                                 ----              ----
Revenues:
   Leasing activities:
      Operating leases                                          $ 4,179,569        $ 5,543,069
      Direct financing leases                                       103,716            274,332
      (Loss) gain on sales of assets                                (91,915)         2,153,445
Interest                                                              1,160              1,668
Other                                                                33,046             26,912
                                                           ----------------- ------------------
                                                                  4,225,576          7,999,426
Expenses:
Depreciation of operating lease assets                            3,038,259          4,472,905
Cost reimbursements to General Partner                              763,872            780,304
Impairment losses                                                   455,367            517,926
Interest expense                                                    452,377            620,293
Railcar maintenance                                                 385,274            109,490
Equipment and incentive management fees to General Partner          156,212            360,964
Professional fees                                                    86,737             36,301
Insurance                                                            72,317                  -
Storage charges                                                      69,732             11,250
Other management fees                                                65,639             24,224
Provision for doubtful accounts                                      77,000            220,000
Amortization of initial direct costs                                 11,155             50,712
Other                                                               185,009            144,921
                                                           ----------------- ------------------
                                                                  5,818,950          7,349,290
                                                           ----------------- ------------------
Net (loss) income                                               $(1,593,374)         $ 650,136
                                                           ================= ==================

Net income (loss):
   General Partner                                                $ 213,941          $ 308,138
   Limited Partners                                              (1,807,315)           341,998
                                                           ----------------- ------------------
                                                                $(1,593,374)         $ 650,136
                                                           ================= ==================

Net (loss) income per Limited Partnership Unit                      $ (0.12)            $ 0.02
Weighted average number of Units outstanding                     14,995,550         14,996,050


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2004
                                   (Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                         Limited Partners        General            Income
                                                         ----------------
                                            Units             Amount             Partner            (Loss)             Total

Balance December 31, 2002                    14,996,050       $ 62,842,594                $ -       $(1,624,360)       $61,218,234

Distributions to partners                             -        (14,997,209)        (1,239,911)                -        (16,237,120)
Unrealized decrease in value of
   interest rate swap contracts                       -                  -                  -           738,153            738,153
Limited partnership units
   repurchased                                     (500)            (1,844)                 -                 -             (1,844)
Net (loss) income                                     -         (5,551,311)         1,239,911                 -         (4,311,400)
                                       ----------------- ------------------ ------------------ ----------------- ------------------
Balance December 31, 2003                    14,995,550         42,292,230                  -          (886,207)        41,406,023


Distributions to partners                             -         (2,636,713)          (213,941)                -         (2,850,654)
Unrealized decrease in value of
   interest rate swap contracts                       -                  -                  -            83,199             83,199
Reclassification adjustment for
   portion of swap liability charged to
   net loss                                                                                              70,193
Net (loss) income                                     -         (1,807,315)           213,941                 -         (1,593,374)
                                       ----------------- ------------------ ------------------ ----------------- ------------------
Balance March 31, 2004                       14,995,550       $ 37,848,202                $ -        $ (732,815)       $37,045,194
                                       ================= ================== ================== ================= ==================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                          2004              2003
                                                                          ----              ----
Operating activities:
Net (loss) income                                                        $(1,593,374)         $ 650,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Loss (gain) on sales of assets                                             91,915         (2,153,445)
   Depreciation of operating lease assets                                  3,038,259          4,472,905
   Amortization of initial direct costs                                       11,155             50,712
   Impairment losses                                                         455,367            517,926
   Provision for doubtful accounts                                            77,000            220,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                    761,282          1,255,535
      Due from General Partner                                                     -            253,543
      Other assets                                                           (44,897)            10,019
      Accounts payable, General Partner                                     (319,041)           909,051
      Accounts payable, other                                               (397,379)          (127,562)
      Accrued interest expense                                                (6,184)           (36,738)
      Interest rate swap contracts                                            70,193                  -
      Unearned operating lease income                                        295,324           (275,803)
                                                                    ----------------- ------------------
Net cash provided by operating activities                                  2,439,620          5,746,279
                                                                    ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                              1,087,555         14,689,581
Reduction of net investment in direct financing leases                       503,857            561,571
                                                                    ----------------- ------------------
Net cash provided by investing activities                                  1,591,412         15,251,152
                                                                    ----------------- ------------------

Financing activities:
Borrowings under line of credit                                            2,800,000            500,000
Distributions to Limited Partners                                         (2,636,713)        (3,749,948)
Repayments of borrowings under line of credit                             (1,800,000)       (13,800,000)
Repayments of other long-term debt                                        (1,695,000)        (3,187,000)
Repayments of non-recourse debt                                             (592,767)        (1,264,256)
Distributions to General Partner                                            (213,941)          (308,138)
                                                                    ----------------- ------------------
Net cash used in financing activities                                     (4,138,421)       (21,809,342)
                                                                    ----------------- ------------------

Net decrease in cash and cash equivalents                                   (107,389)          (811,911)

Cash and cash equivalents at beginning of period                             835,628          2,194,169
                                                                    ----------------- ------------------
Cash and cash equivalents at end of period                                 $ 728,239        $ 1,382,258
                                                                    ================= ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                   $ 458,561          $ 657,031
                                                                    ================= ==================

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts                       $ 83,199          $ 112,894
                                                                    ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


2. Organization and partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the Partnership), was formed under the laws of the State of California on July 17, 1996, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership shall continue until December 31, 2017.

Upon the sale of the minimum amount of Units of Limited Partnership interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.

The Partnership does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the General Partner of the Partnership.

Certain prior year balances have been reclassified to conform to the current period presentation.

The Partnership is in its operating phase and is making distributions on a monthly and quarterly basis.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3.  Investment in leases:

Investment in leases consists of the following:

                                                                             Depreciation /
                                                                              Amortization
                                                                               Expense or
                                           Balance                           Amortization of      Reclassi-           Balance
                                         December 31,       Impairment      Direct Financing    fications and        March 31,
                                             2003             Losses             Leases          Dispositions          2004
                                             ----             ------             ------        - -------------         ----
Net investment in operating
   leases                                  $ 51,653,739                $ -        $(3,038,259)      $(1,391,093)       $47,224,387
Net investment in direct
   financing leases                           8,178,561                  -           (503,857)          744,122          8,418,826
Assets held for sale or lease, net
   of accumulated depreciation of
   $17,766,116 in 2004 and
   $18,795,631 in 2003                       11,891,344           (455,367)                 -          (532,499)        10,903,478
Initial direct costs, net of
   accumulated amortization of
   $962,557 in 2004 and $956,767 in
   2003                                         103,853                  -            (11,155)                -             92,698
                                       ----------------- ------------------ ------------------ ----------------- ------------------
                                           $ 71,827,497         $ (455,367)       $(3,553,271)      $(1,179,470)       $66,639,389
                                       ================= ================== ================== ================= ==================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the three month periods ended March 31, 2004 and 2003, management determined that the value of certain refuse and other vehicles (in 2004) and jumbo covered hopper rail cars (in 2003) had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded provisions for the declines in value of those assets in the amounts of $455,367 and $517,926 for the three months ended March 31, 2004 and 2003, respectively.

The provision of $517,926 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or three months ending March 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the three months ended March 31, 2003 by $0.03 per Unit.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                         2004               2003
                                         ----               ----
Depreciation expense                     $ 3,038,259       $ 4,472,905
Impairment losses                           455,367           517,926
                                   ------------------ -----------------
                                         $ 3,493,626       $ 4,990,831
                                   ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Property on operating leases consists of the following:

                                           Balance                                                Reclassi-           Balance
                                         December 31,       Impairment        Depreciation      fications and        March 31,
                                             2003             Losses             Expense         Dispositions          2004
                                             ----             ------             -------         ------------          ----
Transportation                             $ 72,164,281                $ -                $ -          $ (1,433)       $72,162,848
Construction                                 20,168,993                  -                  -        (2,986,068)        17,182,925
Marine vessels/barges                        14,978,042                  -                  -                 -         14,978,042
Mining                                        8,410,345                  -                  -        (3,710,770)         4,699,575
Materials handling                            3,558,657                  -                  -                 -          3,558,657
Manufacturing                                 4,553,440                  -                  -                 -          4,553,440
Communications                                3,748,058                  -                  -        (3,472,123)           275,935
Office automation                             3,521,046                  -                  -                 -          3,521,046
Other                                         3,347,789                  -                  -           139,715          3,487,504
                                       ----------------- ------------------ ------------------ ----------------- ------------------
                                            134,450,651                  -                  -       (10,030,679)       124,419,972
Less accumulated depreciation               (82,796,912)                 -         (3,038,259)        8,639,586        (77,195,585)
                                       ----------------- ------------------ ------------------ ----------------- ------------------
                                           $ 51,653,739                $ -        $(3,038,259)      $(1,391,093)       $47,224,387
                                       ================= ================== ================== ================= ==================

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists primarily rail cars. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                            $ 7,594,966
Estimated residual values of leased equipment (unguaranteed)         3,458,721
                                                              -----------------
Investment in direct financing leases                               11,053,687
Less unearned income                                                (2,634,861)
                                                              -----------------
Net investment in direct financing leases                          $ 8,418,826
                                                              =================

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating         Financing
                                          Leases             Leases             Total
Nine months ending December 31, 2004       $ 6,371,949       $ 2,415,701        $ 8,787,650
       Year ending December 31, 2005         5,624,597         2,180,568          7,805,165
                                2006         2,078,023           906,415          2,984,438
                                2007           956,243           710,748          1,666,991
                                2008           564,766           391,534            956,300
                          Thereafter           563,981           990,000          1,553,981
                                     ------------------ ----------------- ------------------
                                          $ 16,159,559       $ 7,594,966        $23,754,525
                                     ================== ================= ==================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes are fixed and range from 5.5% to 7.0%. The notes mature from 2004 through 2008.

Future minimum payments of non-recourse debt are as follows:

                                         Principal          Interest            Total
Nine months ending December 31, 2004         $ 525,928          $ 32,267          $ 558,195
       Year ending December 31, 2005           251,586            24,182            275,768
                                2006           101,568            11,462            113,030
                                2007            90,838             5,141             95,979
                                2008            23,716               279             23,995
                                     ------------------ ----------------- ------------------
                                             $ 993,636          $ 73,331        $ 1,066,967
                                     ================== ================= ==================



5. Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.4764% at March 31, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2004, the Partnership receives or pays interest on a notional principal of $14,740,467, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


5. Other long-term debt (continued):

Borrowings under the Program are as follows:

                                                                                Notional             Swap          Payment Rate
                                           Original           Balance            Balance            Value           on Interest
                                            Amount           March 31,          March 31,         March 31,            Swap
            Date Borrowed                  Borrowed            2004               2004               2004            Agreement
            -------------                  --------            ----               ----               ----            ---------
              4/1/1998                     $ 21,770,000          $ 121,000          $ 224,910         $ (41,817)      6.220%   *
              7/1/1998                       25,000,000          2,332,000          2,346,108           (79,060)      6.155%   *
              10/1/1998                      20,000,000          2,749,000          2,879,849            (3,062)      5.550%   *
              4/16/1999                       9,000,000          1,588,000          1,591,478          (172,542)      5.890%   *
              1/26/2000                      11,700,000          3,957,000          4,009,442           (70,467)      7.580%   *
              5/25/2001                       2,000,000            811,000            904,653          (340,150)      5.790%   *
              9/28/2001                       6,000,000          2,385,000          2,784,027           (95,910)      4.360%   *
              1/31/2002                       4,400,000            121,000                  -                 -         **
              2/19/2002                       5,700,000                  -                  -                 -         **
                                       ----------------- ------------------ ------------------ -----------------
                                           $105,570,000       $ 14,064,000       $ 14,740,467        $ (803,008)
                                       ================= ================== ================== =================

* A portion of this interest rate swap contract is deemed to be ineffective and has been charged to operations.

** Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

Other long-term debt borrowings mature from 2004 through 2008. Future minimum principal payments are as follows:

                                           Swapped             Debt                                                  Rates on
                                             Debt            Principal                                             Interest Swap
                                          Principal         Not Swapped         Interest            Total          Agreements***
                                          ---------         -----------         --------            -----          -------------
  Nine months ending December 31, 2004      $ 5,001,000           $ 66,000          $ 544,558       $ 5,611,558    6.087%-6.135%
         Year ending December 31, 2005        5,405,000             12,000            404,456         5,821,456    6.146%-6.450%
                                  2006        2,033,000             43,000            167,037         2,243,037    6.593%-6.897%
                                  2007          901,000                  -             75,818           976,818    6.872%-7.028%
                                  2008          603,000                  -             18,843           621,843    7.066%-7.580%
                                       ----------------- ------------------ ------------------ -----------------
                                           $ 13,943,000          $ 121,000        $ 1,210,712      $ 15,274,712
                                       ================= ================== ================== =================

*** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.4764% at March 31, 2004).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the Partnerships serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Partnership Agreement.

Incentive management fees (computed as 4% of distributions of cash from operations, as defined in the Limited Partnership Agreement) and equipment management fees (computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement)

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                      2004              2003
                                                                      ----              ----
Costs reimbursed to AFS                                                $ 763,872          $ 780,304
Incentive management fees and equipment management fees to AFS           156,212            360,964
                                                                ----------------- ------------------
                                                                       $ 920,084        $ 1,141,268
                                                                ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                   $     14,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               12,000,000
                                                             ------------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                             ------------------
Total outstanding balance                                     $     26,500,000
                                                             ==================

Total available under the line of credit                      $     61,400,000
Total outstanding balance                                          (26,500,000)
                                                             ------------------
Remaining availability                                        $     34,900,000
                                                             ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2004. Interest rates on the balances outstanding at March 31, 2004 ranged from 2.99% to 3.00%.


8.  Comprehensive (loss) income:

For the three month periods ended March 31, 2004 and 2003,  other  comprehensive
(loss) income consisted of the following:

                                                       2004               2003
                                                       ----               ----
Net (loss) income                                      $(1,593,374)        $ 650,136
Other comprehensive income:
Change in value of interest rate swap contracts             83,199           112,894
                                                 ------------------ -----------------
Comprehensive net (loss) income                        $(1,510,175)        $ 763,030
                                                 ================== =================

There were no other sources of comprehensive net (loss) income.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


9.  Partners' Capital:

As  of  March  31,  2004,   14,995,550  Units  ($149,955,500)  were  issued  and
outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                         Three Months
                                                        Ended March 31,
                                                    2004               2003
                                                    ----               ----
Distributions                                   $ 2,636,713       $ 3,749,948
Weighted average number of Units outstanding     14,995,550        14,996,050
Weighted average distributions per Unit              $ 0.18            $ 0.25

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

Capital Resources and Liquidity

During the first quarter of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing and sales activities.

In the first quarter of 2004, the Partnership's primary source of liquidity was operating lease rents. In the first quarter of 2003, the Partnership's primary source of cash flows was from the proceeds of sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS' success in re-leasing or selling the equipment as it comes off lease.

The Partnership participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                   $     14,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               12,000,000
                                                             ------------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                             ------------------
Total outstanding balance                                     $     26,500,000
                                                             ==================

Total available under the line of credit                      $     61,400,000
Total outstanding balance                                          (26,500,000)
                                                             ------------------
Remaining availability                                        $     34,900,000
                                                             ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2004. Interest rates on the balances outstanding at March 31, 2004 ranged from 2.99% to 3.00%.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2004.

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

Cash Flows

In the first quarter of 2004, the primary source of liquidity was rents from operating leases. In the first quarter of 2003, the Partnership's primary source of cash flows was from the proceeds of sales of lease assets. Cash from operating activities was almost entirely from operating lease rents in both quarters.

In the first quarter of 2004 and 2003, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Partnership's net investment in direct financing leases. In the first quarter of 2003, a significant portfolio of lease assets were sold to a third party, subject to the leases that were still in place. The sales of assets in the quarter generated sales proceeds of $14,689,581. The proceeds from the sales were used to repay the line of credit and to make distributions to the partners. In the first quarter of 2004, proceeds from sales of lease assets decreased compared to the first quarter of 2003 as there were no similar large sales of assets subject to existing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no uses of cash in investing activities in the first quarters of either 2004 or 2003.

In the first quarters of 2004 and 2003, the only source of cash from financing activities was borrowings under the line of credit. Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Repayments of borrowings under the line of credit decreased from $13,800,000 in the first quarter of 2003 to $1,800,000 in the first quarter of 2004. Most of the proceeds from the sales of lease assets in the first quarter of 2003 were used to repay borrowings on the line of credit.

Results of operations

Operations resulted in net income of $650,136 in the first quarter of 2003 compared to a net loss of $1,523,181 in the first quarter of 2004. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues have decreased quarter to quarter primarily as a result of net asset dispositions. Lower lease rates realized on renewals have also contributed to the decrease. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues.

In the first quarter of 2003, sales of lease assets resulted in a gain of $2,153,445 compared to a loss of $91,915 in the first quarter of 2004. Gains and losses are not expected to be consistent from one period to another.

Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $219,595 in the first quarter of 2003 to $150,868 in the first quarter of 2004. Incentive management fees are based on the levels of distributions to Limited Partners and the sources of the cash distributed. Such fees have decreased from $141,369 in the first quarter of 2003 to $5,343 in the first quarter of 2004.

The decrease in interest expense from $620,293 in the first quarter of 2003 to $382,184 in the first quarter of 2004 is related to the reduction of total outstanding debt as a result of scheduled payments and other debt paydowns. Total debt balances were reduced from $51,423,308 at December 31, 2002 to $29,557,636 at March 31, 2004, a decrease of $21,865,672.

In 2002 and 2003, the amounts of costs reimbursed to AFS were limited by provisions of the Agreement of Limited Partnership. Costs that were incurred by AFS in 2002, but that were not allowed to be reimbursed in that year, have been included in the first quarter of 2003. The costs amounted to approximately $626,000. Costs that were incurred by AFS in 2003, but which were not allowed to be reimbursed in that year, have been included in the first quarter of 2004. The costs amounted to approximately $750,000.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the three month periods ended March 31, 2004 and 2003, management determined that the value of a fleet certain refuse and other vehicles (in 2004) and covered hopper rail cars (in 2003) had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the estimated amounts of rental payments that these assets could command. Management recorded a provision for the declines in value of those assets in the amounts of $455,367 and $517,926 for the three months ended March 31, 2004 and 2003, respectively.

The provision of $517,926 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or three months ending March 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the three months ended March 31, 2003 by $0.03 per Unit.

Railcar maintenance increased from $109,490 in the first quarter of 2003 to $385,274 in the first quarter of 2004. The increase related to costs incurred in repairing certain railcars in order to place them on a new lease.

The provision for doubtful accounts decreased from $220,000 in the first quarter of 2003 to $77,000 in the first quarter of 2004. Most of the provision in the first quarter of 2003 related to the bankruptcy of a single lessee. In 2004, there were similar circumstances requiring additional allowance for doubtful accounts.


Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of March 31, 2004, there was a $14,500,000 outstanding balance on the floating rate line of credit.

Also, the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Partnership enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.

Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of March 31, 2004, borrowings on the facility were $14,064,000 and the associated variable interest rate was 1.4764% and the average fixed interest rate achieved with the swap agreements was 6.102%.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner of the Partnership had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. During the first quarter of 2004 and since the end of the quarter, the General Partner hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's accounting controls and procedures.

The General Partner's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership's financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

Martin Marietta Magnesia Specialties Inc.:

The Partnership has filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership has made a claim for recovery of $179,679 in damages. The lessee has declined to settle on terms acceptable to the Partnership and a trial is scheduled for the fall of 2004. No amounts related to this action have been recorded in the financial statements as of March 31, 2004.

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

      2.  Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(b) Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)



                                   By: ATEL Financial Services LLC
                                       General Partner of Registrant




  By: /s/ Dean L. Cash
      ---------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of General Partner




  By: /s/ Paritosh K. Choksi
      ---------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ---------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant