Form 10-Q
period 2004-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2004-08-16
CIK 1019542

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                    For the quarterly period ended June 30, 2004

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

The number of Limited Partnership Units outstanding as of June 30, 2004 was 14,995,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, June 30, 2004 and December 31, 2003.

     Statements of Operations for the six and three month periods ended June 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

     Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

        Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS

                                                                                    June 30,
                                                                                      2004              2003
                                                                                      ----              ----
                                                                                  (Unaudited)

Cash and cash equivalents                                                            $ 1,554,645         $ 835,628
Accounts receivable, net of allowance for doubtful accounts of $582,880 in 2004
   and $524,880 in 2003                                                                1,290,556         2,149,089
Other assets                                                                              41,402                 -
Investments in leases                                                                 61,631,700        71,827,497
                                                                                ----------------- -----------------
Total assets                                                                        $ 64,518,303      $ 74,812,214
                                                                                ================= =================


                        LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                                                      $ 12,304,000      $ 15,759,000

Non-recourse debt                                                                        603,678         1,586,403

Line of credit                                                                        13,500,000        13,500,000

Accounts payable:
   General Partner                                                                       727,149           481,818
   Other                                                                                 318,098           650,573

Accrued interest payable                                                                  53,969            36,929
Interest rate swap contracts                                                             495,605           886,207
Unearned operating lease income                                                          587,033           505,261
                                                                                ----------------- -----------------
Total liabilities                                                                     28,589,532        33,406,191

Other accumulated comprehensive loss                                                    (483,158)         (886,207)
Partners' capital                                                                     36,411,929        42,292,230
                                                                                ----------------- -----------------
Total Partners' capital                                                               35,928,771        41,406,023
                                                                                ----------------- -----------------
Total liabilities and Partners' capital                                             $ 64,518,303      $ 74,812,214
                                                                                ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                              Six Months                         Three Months
                                                            Ended June 30,                      Ended June 30,
                                                            --------------                      --------------
                                                        2004              2003              2004              2003
                                                        ----              ----              ----              ----
Revenues:
Leasing activities:
   Operating leases                                     $8,012,164        $9,938,031       $ 3,832,595        $4,394,962
   Direct financing                                        238,873           428,758           135,157           154,426
Gain on sales of assets                                    514,857         2,189,125           606,772            35,680
Interest                                                     1,689             2,441               529               773
Other                                                      119,065            48,701            86,019            21,789
                                                   ---------------- ----------------- ----------------- -----------------
                                                         8,886,648        12,607,056         4,661,072         4,607,630
Expenses:
Depreciation of operating lease assets                   5,820,844         7,783,009         2,782,585         3,313,103
Cost reimbursements to General Partner                     777,131           803,734            13,259            23,430
Interest expense                                           765,412         1,088,342           313,035           468,049
Railcar and equipment maintenance                          608,979           425,070           223,705           315,580
Impairment losses                                          455,367           517,926                 -                 -
Equipment and incentive management fees to
   General Partner                                         339,017           471,482           182,805           110,518
Professional fees                                          244,763            95,318           158,026            59,017
Other management fees                                      119,400            59,968            53,761            35,744
Storage charges                                            104,559            32,710            34,827            21,460
Franchise fees and state taxes                              94,267           128,178            95,521           128,178
Insurance                                                   91,148                 -            18,831                 -
Provision for (recovery of) doubtful accounts               71,437           136,000            (5,563)          (84,000)
Amortization of initial direct costs                        22,311            88,605            11,156            34,894
Other                                                      327,138           231,217           140,875            86,296
                                                   ---------------- ----------------- ----------------- -----------------
                                                         9,841,773        11,861,559         4,022,823         4,512,269
                                                   ---------------- ----------------- ----------------- -----------------
Net (loss) income                                       $ (955,125)        $ 745,497         $ 638,249          $ 95,361
                                                   ================ ================= ================= =================

Net (loss) income:
   General Partner                                       $ 413,851         $ 627,208         $ 199,910         $ 319,070
   Limited Partners                                     (1,368,976)          118,289           438,339          (223,709)
                                                   ---------------- ----------------- ----------------- -----------------
                                                        $ (955,125)        $ 745,497         $ 638,249          $ 95,361
                                                   ================ ================= ================= =================

Net (loss) income per Limited Partnership Unit              ($0.09)            $0.01             $0.03            ($0.01)

Weighted average number of Units outstanding          14,995,550          14,995,883      14,995,550          14,995,717


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE SIX MONTH PERIOD ENDED
                                  JUNE 30, 2004
                                   (Unaudited)


                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                              Limited Partners           General            Income
                                              ----------------
                                      Units             Amount           Partner            (Loss)            Total

Balance December 31, 2002              14,996,050       $62,842,594               $ -       $(1,624,360)     $ 61,218,234

Distributions to partners                       -       (14,997,209)       (1,239,911)                -       (16,237,120)
Unrealized decrease in value of
   interest rate swap contracts                 -                 -                 -           738,153           738,153
Limited partnership units
   repurchased                               (500)           (1,844)                -                 -            (1,844)
Net (loss) income                               -        (5,551,311)        1,239,911                 -        (4,311,400)
                                 -----------------  ---------------- ----------------- ----------------- -----------------
Balance December 31, 2003              14,995,550        42,292,230                 -          (886,207)       41,406,023

Unrealized change in value of
   interest rate swap contracts                 -                 -                 -           403,049           403,049
Distributions to partners                       -        (4,511,325)         (413,851)                -        (4,925,176)
Net (loss) income                               -        (1,368,976)          413,851                 -          (955,125)
                                 -----------------  ---------------- ----------------- ----------------- -----------------
Balance June 30, 2004                  14,995,550       $36,411,929               $ -        $ (483,158)     $ 35,928,771
                                 =================  ================ ================= ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                     Six Months                         Three Months
                                                                   Ended June 30,                      Ended June 30,
                                                                   --------------                      --------------
                                                               2004              2003              2004              2003
                                                               ----              ----              ----              ----
Operating activities:
Net (loss) income                                              $ (955,125)        $ 745,497         $ 638,249          $ 95,361
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Gain on sales of assets                                       (514,857)       (2,189,125)         (606,772)          (35,680)
   Depreciation of operating lease assets                       5,820,844         7,783,009         2,782,585         3,313,103
   Amortization of initial direct costs                            22,311            88,605            11,156            34,894
   Impairment losses                                              455,367           517,926                 -                 -
   Provision for (recovery of) doubtful accounts                   71,437           136,000            (5,563)          (84,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                         787,096         2,014,198            25,814           758,663
      Due from General Partner                                          -           219,692                 -           (33,851)
      Other assets                                                (41,402)           10,019             3,495                 -
      Accounts payable, General Partner                           245,331                 -           564,372          (909,051)
      Accounts payable, other                                    (332,475)         (109,661)           64,904            17,901
      Accrued interest expense                                     17,040          (148,838)           23,224          (112,100)
      Interest rate swap contracts                                 12,447                 -           (57,746)                -
      Unearned lease income                                        81,772           (31,806)         (213,552)          243,997
                                                          ---------------- ----------------- ----------------- -----------------
Net cash provided by operating activities                       5,669,786         9,035,516         3,230,166         3,289,237
                                                          ---------------- ----------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                   3,470,454        14,942,797         2,382,899           253,216
Reduction in net investment in direct financing
   leases                                                         941,678           970,677           437,821           409,106
                                                          ---------------- ----------------- ----------------- -----------------
Net cash provided by investing activities                       4,412,132        15,913,474         2,820,720           662,322
                                                          ---------------- ----------------------------------- -----------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                     Six Months                         Three Months
                                                                   Ended June 30,                      Ended June 30,
                                                                   --------------                      --------------
                                                               2004              2003              2004              2003
                                                               ----              ----              ----              ----
Financing activities:
Borrowings under line of credit                                 5,900,000        14,500,000         3,100,000        14,000,000
Repayments of borrowings under line of credit                  (5,900,000)      (13,800,000)       (4,100,000)                -
Distributions to limited partners                              (4,511,325)       (7,497,438)       (1,874,612)       (3,747,490)
Repayments of long-term debt                                   (3,455,000)      (14,602,000)       (1,760,000)      (11,415,000)
Repayments of non-recourse debt                                  (982,725)       (3,484,026)         (389,958)       (2,219,770)
Distributions to General Partner                                 (413,851)         (627,208)         (199,910)         (319,070)
Repurchase of limited partnership units                                 -            (1,844)                -            (1,844)
                                                          ---------------- ----------------- ----------------- -----------------
Net cash used in financing activities                          (9,362,901)      (25,512,516)       (5,224,480)       (3,703,174)
                                                          ---------------- ----------------- ----------------- -----------------

Net increase (decrease) in cash and cash
   equivalents                                                    719,017          (563,526)          826,406           248,385
Cash and cash equivalents at beginning of
   period                                                         835,628         2,194,169           728,239         1,382,258
                                                          ---------------- ----------------- ----------------- -----------------
Cash and cash equivalents at end of period                     $1,554,645        $1,630,643       $ 1,554,645        $1,630,643
                                                          ================ ================= ================= =================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 748,372        $1,237,180         $ 289,811         $ 580,149
                                                          ================ ================= ================= =================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts            $ 403,049         $ 503,080         $ 319,850         $ 390,186
                                                          ================ ================= ================= =================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

The Partnership is in its operating phase and is making distributions on a monthly or quarterly basis.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation /
                                                                          Amortization
                                                                           Expense or
                                        Balance                          Amortization of     Reclassi-          Balance
                                      December 31,       Impairment     Direct Financing   fications and        June 30,
                                          2003             Losses            Leases         Dispositions          2004
                                          ----             ------            ------       - -------------         ----
Net investment in operating
   leases                                $51,653,739               $ -      $ (5,820,844)      $(4,923,170)     $ 40,909,725
Net investment in direct
   financing leases                        8,178,561                 -          (941,678)         (937,315)        6,299,568
Assets held for sale or lease, net
   of accumulated depreciation of
   $22,019,643 in 2004 and
   $18,795,631 in 2003                    11,891,344          (455,367)                -         2,904,888        14,340,865
Initial direct costs, net of
   accumulated amortization of
   $973,712 in 2004 and
   $956,767 in 2003                          103,853                 -           (22,311)                -            81,542
                                    -----------------  ---------------- ----------------- ----------------- -----------------
                                         $71,827,497        $ (455,367)     $ (6,784,833)      $(2,955,597)     $ 61,631,700
                                    =================  ================ ================= ================= =================

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

The provision of $517,926 recorded for the three months ended March 31, 2003 corrected for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or three months ending March 31, 2003. The effect of the additional provision recorded in the three months ended March 31, 2003 was to increase the loss in the three months ended March 31, 2003 and in the six months ended June 30, 2003 by $0.03 per Unit.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and six month periods ended June 30:

                                                   Six Months                         Three Months
                                                 Ended June 30,                      Ended June 30,
                                                 --------------                      --------------
                                              2004              2003              2004              2003
                                              ----              ----              ----              ----
Depreciation of operating lease assets        $5,820,844        $7,783,009       $ 2,782,585        $3,313,103
Impairment losses                                455,367           517,926                 -                 -
                                         ---------------- ----------------- ----------------- -----------------
                                              $6,276,211        $8,300,935       $ 2,782,585        $3,313,103
                                         ================ ================= ================= =================

Net investment in operating leases:

Property on operating leases consists of the following:

                                   Balance                                              Reclassi-          Balance
                                 December 31,       Impairment       Depreciation     fications and        June 30,
                                     2003             Losses           Expense         Dispositions          2004
                                     ----             ------           -------         ------------          ----
Transportation                      $72,164,281               $ -               $ -       $(1,083,890)     $ 71,080,391
Construction                         20,168,993                 -                 -       (12,057,934)        8,111,059
Marine vessels/barges                14,978,042                 -                 -        (7,509,500)        7,468,542
Mining                                8,410,345                 -                 -        (3,710,770)        4,699,575
Materials handling                    3,558,657                 -                 -          (231,595)        3,327,062
Manufacturing                         4,553,440                 -                 -                 -         4,553,440
Communications                        3,748,058                 -                 -        (3,472,123)          275,935
Office automation                     3,521,046                 -                 -                 -         3,521,046
Other                                 3,347,789                 -                 -           310,901         3,658,690
                               -----------------  ---------------- ----------------- ----------------- -----------------
                                    134,450,651                 -                 -       (27,754,911)      106,695,740
Less accumulated depreciation       (82,796,912)                -        (5,820,844)       22,831,741       (65,786,015)
                               -----------------  ---------------- ----------------- ----------------- -----------------
                                    $51,653,739               $ -      $ (5,820,844)      $(4,923,170)     $ 40,909,725
                               =================  ================ ================= ================= =================

Net investment in direct financing leases:

The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                         $ 4,856,457
Estimated residual values of leased equipment (unguaranteed)      3,189,035
                                                              --------------
Investment in direct financing leases                             8,045,492
Less unearned income                                             (1,745,924)
                                                              --------------
Net investment in direct financing leases                       $ 6,299,568
                                                              ==============

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                           Direct
                                       Operating         Financing
                                         Leases            Leases            Total
 Six months ending December 31,2004       $3,957,736       $ 1,459,192        $5,416,928
      Year ending December 31, 2005        5,630,129         1,982,568         7,612,697
                               2006        2,082,787           708,415         2,791,202
                               2007          956,244           512,748         1,468,992
                               2008          564,766           193,534           758,300
                               2009          188,566                 -           188,566
                         Thereafter          375,415                 -           375,415
                                    ----------------- ----------------- -----------------
                                         $13,755,643       $ 4,856,457      $ 18,612,100
                                    ================= ================= =================

All of the property on leases was acquired in 1997, 1998, 1999, 2001 and 2002.


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly and quarterly installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes range from 5.5% to 7.0%.

Future minimum principal payments of non-recourse debt are as follows:


                                      Principal          Interest           Total
Six months ending December 31,2004        $ 135,969          $ 18,915         $ 154,884
     Year ending December 31, 2005          251,586            24,182           275,768
                              2006          101,568            11,462           113,030
                              2007           90,838             5,141            95,979
                              2008           23,717               277            23,994
                                   ----------------- ----------------- -----------------
                                          $ 603,678          $ 59,977         $ 663,655
                                   ================= ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (1.6223% at June 30, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2004, the Partnership receives or pays interest on a notional principal of $12,867,040, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                                                         Notional            Swap          Payment Rate
                     Original           Balance          Balance            Value          on Interest
                      Amount           June 30,          June 30,          June 30,            Swap
 Date Borrowed       Borrowed            2004              2004              2004           Agreement
 -------------       --------            ----              ----              ----           ---------
   4/1/1998           $21,770,000           $ 8,000          $ 72,905            $ (847)      6.220% *
   7/1/1998            25,000,000         2,157,000         2,170,818          (106,569)      6.155% *
   10/1/1998           20,000,000         2,319,000         2,442,463           (54,770)      5.550% *
   4/16/1999            9,000,000         1,369,000         1,372,568           (42,074)      5.890% *
   1/26/2000           11,700,000         3,558,000         3,558,623          (228,024)      7.580% *
   5/25/2001            2,000,000           718,000           798,750           (24,534)      5.790% *
   9/28/2001            6,000,000         2,096,000         2,450,913           (38,787)      4.360% *
   1/31/2002            4,400,000            79,000                 -                 -         **
   2/19/2002            5,700,000                 -                 -                 -         **
                 -----------------  ---------------- ----------------- -----------------
                     $105,570,000       $12,304,000       $12,867,040        $ (495,605)
                 =================  ================ ================= =================

* A portion of this interest rate swap contract is deemed to be ineffective and has been charged to operations.

** Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5. Long-term debt (continued):

The long-term debt borrowings mature from 2004 through 2008. Future minimum principal and interest payments of long-term debt are as follows:

                                        Swapped             Debt                                                Rates on
                                          Debt            Principal                                          Interest Swap
                                       Principal         Not Swapped        Interest           Total         Agreements***
                                       ---------         -----------        --------           -----         -------------
Six months ending December 31, 2004      $ 3,283,000          $ 24,000         $ 337,530       $ 3,644,530    6.099%-6.135%
      Year ending December 31, 2005        5,405,000            12,000           404,456         5,821,456    6.146%-6.450%
                               2006        2,033,000            43,000           167,037         2,243,037    6.593%-6.897%
                               2007          901,000                 -            75,818           976,818    6.872%-7.028%
                               2008          603,000                 -            18,843           621,843    7.066%-7.580%
                                    -----------------  ---------------- ----------------- -----------------
                                         $12,225,000          $ 79,000        $1,003,684      $ 13,307,684
                                    =================  ================ ================= =================

*** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.6223% at June 30, 2004).


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

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


6. Related party transactions (continued):

During the six and three month periods ended June 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                       Six Months                         Three Months
                                                     Ended June 30,                      Ended June 30,
                                                     --------------                      --------------
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----
Equipment and incentive management fees to
   AFS                                            $ 339,017         $ 471,482         $ 182,805         $ 110,518
Administrative costs reimbursed to AFS              777,131           803,734            13,259            23,430
                                            ---------------- ----------------- ----------------- -----------------
                                                 $1,116,148        $1,275,216         $ 196,064         $ 133,948
                                            ================ ================= ================= =================


7.  Line of credit:

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                  $ 13,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility           4,500,000
                                                            --------------
Total borrowings under the acquisition facility                18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                               -
                                                            --------------
Total outstanding balance                                    $ 18,000,000
                                                            ==============

Total available under the line of credit                     $ 61,945,455
Total outstanding balance                                     (18,000,000)
                                                            --------------
Remaining availability                                       $ 43,945,455
                                                            ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2004. Interest rates on the balances outstanding at June 30, 2004 ranged from 3.01375% to 3.025%.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


8.  Other comprehensive income:

In 2004 and 2003, other comprehensive income consisted of the following:

                                                                Six Months                         Three Months
                                                              Ended June 30,                      Ended June 30,
                                                              --------------                      --------------
                                                          2004              2003              2004              2003
                                                          ----              ----              ----              ----
Net (loss) income                                         $ (955,125)        $ 745,497         $ 638,249          $ 95,361
Other comprehensive income:
Change in fair value of interest rate swap contracts         403,049           503,080           319,850           390,186
                                                     ---------------- ----------------- ----------------- -----------------
Comprehensive net (loss) income                           $ (552,076)       $1,248,577         $ 958,099         $ 485,547
                                                     ================ ================= ================= =================

There were no other sources of comprehensive net (loss) income.


9. Partner's capital:

As of June 30, 2004, 14,995,550 Units ($149,955,500) were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                            Six Months                         Three Months
                                                          Ended June 30,                      Ended June 30,
                                                          --------------                      --------------
                                                      2004              2003              2004              2003
                                                      ----              ----              ----              ----
Distributions                                         $4,511,325        $7,497,438       $ 1,874,612        $3,747,490
Weighted average number of Units outstanding          14,995,550        14,995,883        14,995,550        14,995,717
Weighted average distributions per Unit                   $ 0.30            $ 0.50            $ 0.13            $ 0.25

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

Capital Resources and Liquidity

During the first and second quarters of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                  $ 13,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility           4,500,000
                                                            --------------
Total borrowings under the acquisition facility                18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                               -
                                                            --------------
Total outstanding balance                                    $ 18,000,000
                                                            ==============

Total available under the line of credit                     $ 61,945,455
Total outstanding balance                                     (18,000,000)
                                                            --------------
Remaining availability                                       $ 43,945,455
                                                            ==============

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2004.

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

Cash Flows

During the first half of 2004, the Partnership's primary source of liquidity was rents from assets on operating leases. During the first half of 2003, the Partnership's primary sources of cash were the proceeds of lease asset sales and borrowings under the line of credit. Cash from operating activities was almost entirely from operating lease rents in both 2003 and in 2002 for both the three and six month periods.

In the six and three month periods ended June 30, 2004 and 2003, the only sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Partnership's net investment in direct financing leases. In the first quarter of 2003, a significant portfolio of lease assets were sold to a third party, subject to the leases that were still in place. The sales of assets in the quarter generated sales proceeds of $14,689,581. The proceeds from the sales were used to repay the line of credit and to make distributions to the partners. In the six month period ended June 30, 2004, proceeds from sales of lease assets decreased compared to the same period in 2003 as there were no similar large sales of assets subject to existing leases. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no uses of cash in investing activities in the first two quarters of either 2004 or 2003.

In the six and three month periods ended June 30, 2004 and 2003, the only source of cash from financing activities was borrowings under the line of credit. Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Repayments of borrowings under the line of credit decreased from $13,800,000 in the first six months of 2003 to $5,900,000 in the comparable period in 2004. Most of the proceeds from the sales of lease assets in the first half of 2003 were used to repay long-term debt.


Results of operations

Operations in 2004 resulted in a net loss of $955,125 (six months) and net income of $638,249 (three months). Operations in 2003 resulted in net income of $745,497 (six months) and $95,361 (three months). Net income for the six month period ended June 30, 2003, was primarily the result of gains of $2,189,125 recognized on the sales of lease assets. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the six month periods decreased from $9,938,031 in 2003 to $8,012,164 in 2004. For the three month periods, they decreased from $4,394,962 in 2003 to $3,832,595 in 2004. The decreases were the result of asset sales in 2002 and in 2003.

In the six month period ended June 30, 2003, sales of lease assets resulted in a gain of $2,189,125 compared to $514,857 in 2004. In the three month period ended June 30, 2003, sales of lease assets resulted in a gain of $35,680 compared to $606,772 in 2004. Gains and losses are not expected to be consistent from one period to another.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. As lease assets have been sold over the last year, operating lease revenues have declined. This has also led to decreases in depreciation expense.

Total debt has decreased from $34,037,382 at June 30, 2003 to $26,407,678 at June 30, 2004, a decrease of $7,629,704. This has led to the decrease in interest expense in 2004 compared to the comparable periods in 2003. For the six month periods, interest decreased by $322,930. For the three month period, the decrease was $155,014.

Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $347,716 to $261,304 for the six month periods ended June 30, 2003 and 2004, respectively. The fees decreased from $128,121 to $110,436 for the three month periods ended June 30, 2003 and 2004, respectively. Incentive management fees are based on the levels of distributions to Limited Partners and the sources of the cash distributed. Incentive management fees have decreased from $123,765 in the to $77,713 for the six month periods ended June 30, 2003 and 2004, respectively. Incentive management fees have increased from ($17,603) in the to $72,369 for the three month periods ended June 30, 2003 and 2004, respectively.

The decrease in interest expense from $1,088,342 in the six month period ended June 30, 2003 to $765,412 in the comparable period in 2004 is related to the reduction of total outstanding debt as a result of scheduled payments and other debt paydowns. For the three month periods ended June 30, 2003 and 2004, interest decreased from $468,049 to $313,035. Total debt balances were reduced from $51,423,308 at December 31, 2002 to $26,407,678 at June 30, 2004, a
decrease of $25,015,630.

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

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the three month periods ended March 31, 2004 and 2003, management determined that the value of a fleet certain refuse and other vehicles (in 2004) and covered hopper rail cars (in 2003) had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the estimated amounts of rental payments that these assets could command. Management recorded a provision for the declines in value of those assets in the amounts of $455,367 and $517,926 for the three months ended March 31, 2004 and 2003, respectively. No similar impairments were noted in the three month periods ended June 30, 2004 and 2003.

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

Railcar and equipment maintenance increased from $425,070 to $608,979 for the six month periods ended 2003 and 2004, respectively. Railcar and equipment maintenance decreased from $315,580 to $223,705 for the three month periods ended 2003 and 2004, respectively. The costs were incurred in repairing certain railcars in order to place them on a new lease.

The provision for doubtful accounts decreased from $136,000 to $71,437 in the six month periods ended June 30, 2003 and 2004, respectively. The recoveries of doubtful accounts decreased from $84,000 to $5,563 in the three month periods ended June 30, 2003 and 2004, respectively. Most of the provision in the first half of 2003 related to the bankruptcy of a single lessee. In 2004, there were similar circumstances requiring additional allowance for doubtful accounts.

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

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of June 30, 2004, there was a $13,500,000 outstanding balance on the floating rate line of credit.

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

Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of June 30, 2004, borrowings on the facility were $12,304,000 and the associated variable interest rate was 1.6223% and the average fixed interest rate achieved with the swap agreements was 6.12%.

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

Martin Marietta Magnesia Specialties Inc.:

The Partnership has filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership has made a claim for recovery of $179,679 in damages. The lessee has declined to settle on terms acceptable to the Partnership and a trial is scheduled for the fall of 2004. No amounts related to this action have been recorded in the financial statements as of June 30, 2004.


Item 2. Changes in Securities and Use of Proceeds

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


Date:
August 11, 2004

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



     By: /s/ Donald E.  Carpenter
         ------------------------------------
         Donald E. Carpenter
         Principal accounting
         officer of registrant