Form 10-Q
period 2004-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2004-11-15
CIK 1019542

Form 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      For the quarterly period ended September 30, 2004

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

The number of Limited Partnership Units outstanding as of September 30, 2004 was 14,995,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, September 30, 2004 and December 31, 2003.

     Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

     Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

     Notes to Financial Statements

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS

                                             September 30,
                                                  2004              2003
                                                  ----              ----
                                              (Unaudited)

Cash and cash equivalents                        $ 1,616,107          $ 835,628
Accounts receivable, net of allowance for
   doubtful accounts of $576,880 in 2004
   and $524,880 in 2003                            1,249,630          2,149,089
Other assets                                          47,135                  -
Investments in leases                             57,442,005         71,827,497
                                            ----------------- ------------------
Total assets                                    $ 60,354,877       $ 74,812,214
                                            ================= ==================


                        LIABILITIES AND PARTNERS' CAPITAL


Long-term debt                                  $ 10,669,000       $ 15,759,000

Non-recourse debt                                    536,256          1,586,403

Financing arrangement                             13,300,000         13,500,000

Accounts payable:
   General Partner                                   546,652            481,818
   Other                                             507,256            650,573

Accrued interest payable                              53,763             36,929
Interest rate swap contracts                         419,849            886,207
Unearned operating lease income                      654,433            505,261
                                            ----------------- ------------------
Total liabilities                                 26,687,209         33,406,191

Other accumulated comprehensive loss                (410,663)          (886,207)
Partners' capital                                 34,078,331         42,292,230
                                            ----------------- ------------------
Total Partners' capital                           33,667,668         41,406,023
                                            ----------------- ------------------
Total liabilities and Partners' capital         $ 60,354,877       $ 74,812,214
                                            ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                 Nine Months                        Three Months
                                                             Ended September 30,                 Ended September 30,
                                                             -------------------                 -------------------
                                                           2004              2003              2004              2003
                                                           ----              ----              ----              ----
Revenues:
Leasing activities:
   Operating leases                                       $11,466,378       $14,674,318       $ 3,454,214        $ 4,736,287
   Direct financing                                           251,220           475,179            12,347             46,421
(Loss) gain on sales of assets                               (148,317)        2,285,677          (663,174)            96,552
Interest                                                        2,551             3,713               862              1,272
Other                                                         274,469           177,615           155,404            128,914
                                                      ---------------- ----------------- ----------------- ------------------
                                                           11,846,301        17,616,502         2,959,653          5,009,446
Expenses:
Depreciation of operating lease assets                      8,016,975        11,253,710         2,196,131          3,467,701
Interest expense                                            1,071,643         1,527,850           306,231            439,508
Railcar and equipment maintenance                             962,373           513,661           353,394            188,538
Cost reimbursements to General Partner                        790,203           828,448            13,072             24,714
Equipment and incentive management fees to
   General Partner                                            456,452           751,255           117,435            279,773
Impairment losses                                             455,366         4,559,020                 -          4,041,094
Professional fees                                             270,456           117,929            25,693             22,611
Other management fees                                         170,728            98,624            51,328             38,656
Storage charges                                               132,795           151,075            28,236            118,365
Insurance                                                     148,332           102,897            57,184            102,897
Franchise fees and state taxes                                 94,267           128,178                 -                  -
Provision for (recovery of) doubtful accounts                  65,437            (3,000)           (6,001)          (139,000)
Amortization of initial direct costs                           31,022            96,761             8,711             11,156
Other                                                         478,709           521,363           151,571            190,199
                                                      ---------------- ----------------- ----------------- ------------------
                                                           13,144,758        20,647,771         3,302,985          8,786,212
                                                      ---------------- ----------------- ----------------- ------------------
Net loss                                                 $ (1,298,457)     $ (3,031,269)       $ (343,332)       $(3,776,766)
                                                      ================ ================= ================= ==================

Net (loss) income:
   General Partner                                          $ 529,203         $ 929,996         $ 115,352          $ 302,788
   Limited Partners                                        (1,827,660)       (3,961,265)         (458,684)        (4,079,554)
                                                      ---------------- ----------------- ----------------- ------------------
                                                         $ (1,298,457)     $ (3,031,269)       $ (343,332)       $(3,776,766)
                                                      ================ ================= ================= ==================

Net loss per Limited Partnership Unit                          ($0.12)           ($0.26)           ($0.03)            ($0.27)

Weighted average number of Units outstanding             14,995,550          14,995,883      14,995,550           14,995,550


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                           Limited Partners      General            Income
                                                           ----------------
                                               Units            Amount           Partner            (Loss)             Total

Balance December 31, 2002                       14,996,050      $62,842,594               $ -       $(1,624,360)      $ 61,218,234

Distributions to partners                                -      (14,997,209)       (1,239,911)                -        (16,237,120)
Unrealized decrease in value of
   interest rate swap contracts                          -                -                 -           738,153            738,153
Limited partnership units
   repurchased                                        (500)          (1,844)                -                 -             (1,844)
Net (loss) income                                        -       (5,551,311)        1,239,911                 -         (4,311,400)
                                         ------------------ ---------------- ----------------- ----------------- ------------------
Balance December 31, 2003                       14,995,550       42,292,230                 -          (886,207)        41,406,023

Unrealized change in value of
   interest rate swap contracts                          -                -                 -           475,544            475,544
Distributions to partners                                -       (6,386,239)         (529,203)                -         (6,915,442)
Net (loss) income                                        -       (1,827,660)          529,203                 -         (1,298,457)
                                         ------------------ ---------------- ----------------- ----------------- ------------------
Balance September 30, 2004                      14,995,550      $34,078,331               $ -        $ (410,663)      $ 33,667,668
                                         ================== ================ ================= ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                       Nine Months                        Three Months
                                                                   Ended September 30,                 Ended September 30,
                                                                   -------------------                 -------------------
                                                                 2004              2003              2004              2003
                                                                 ----              ----              ----              ----
Operating activities:
Net loss                                                       $ (1,298,457)     $ (3,031,269)       $ (343,332)       $(3,776,766)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Loss (gain) on sales of assets                                   148,317        (2,285,677)          663,174            (96,552)
   Depreciation of operating lease assets                         8,016,975        11,253,710         2,196,131          3,467,701
   Amortization of initial direct costs                              31,022            96,761             8,711             11,156
   Impairment losses                                                455,366         4,559,020                 -          4,041,094
   Provision for (recovery of) doubtful accounts                     65,437            (3,000)           (6,001)          (139,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                           834,022         2,682,154            46,926            667,956
      Due from General Partner                                            -           228,692                 -              9,000
      Other assets                                                  (47,135)           10,019            (5,733)                 -
      Accounts payable, General Partner                              64,834                 -          (180,497)                 -
      Accounts payable, other                                      (143,317)         (254,678)          189,158           (145,017)
      Accrued interest expense                                       16,834          (151,282)             (206)            (2,444)
      Interest rate swap contracts                                    9,186                 -            (3,261)                 -
      Unearned lease income                                         149,172          (388,807)           67,400           (357,001)
                                                            ---------------- ----------------- ----------------- ------------------
Net cash provided by operating activities                         8,302,256        12,715,643         2,632,470          3,680,127
                                                            ---------------- ----------------- ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                     4,336,144        15,665,275           865,690            722,478
Reduction in net investment in direct financing
   leases                                                         1,397,668         1,185,555           455,990            214,878
                                                            ---------------- ----------------- ----------------- ------------------
Net cash provided by investing activities                         5,733,812        16,850,830         1,321,680            937,356
                                                            ---------------- ----------------------------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                       Nine Months                        Three Months
                                                                   Ended September 30,                 Ended September 30,
                                                                   -------------------                 -------------------
                                                                 2004              2003              2004              2003
                                                                 ----              ----              ----              ----
Financing activities:
Borrowings under line of credit                                   8,241,000        17,500,000         2,341,000          3,000,000
Repayments of borrowings under line of credit                    (8,441,000)      (17,800,000)       (2,541,000)        (4,000,000)
Distributions to limited partners                                (6,386,239)      (11,247,386)       (1,874,914)        (3,749,948)
Repayments of long-term debt                                     (5,090,000)      (16,010,000)       (1,635,000)        (1,408,000)
Repayments of non-recourse debt                                  (1,050,147)       (3,890,642)          (67,422)          (406,616)
Proceeds of non-recourse debt                                             -         1,489,905                 -          1,489,905
Distributions to General Partner                                   (529,203)         (929,996)         (115,352)          (302,788)
Repurchase of limited partnership units                                   -            (1,844)                -                  -
                                                            ---------------- ----------------- ----------------- ------------------
Net cash used in financing activities                           (13,255,589)      (30,889,963)       (3,892,688)        (5,377,447)
                                                            ---------------- ----------------- ----------------- ------------------

Net increase (decrease) in cash and cash
   equivalents                                                      780,479        (1,323,490)           61,462           (759,964)
Cash and cash equivalents at beginning of
   period                                                           835,628         2,194,169         1,554,645          1,630,643
                                                            ---------------- ----------------- ----------------- ------------------
Cash and cash equivalents at end of period                       $1,616,107         $ 870,679       $ 1,616,107          $ 870,679
                                                            ================ ================= ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                         $1,054,809        $1,679,132         $ 306,437          $ 441,952
                                                            ================ ================= ================= ==================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts              $ 475,544         $ 739,778          $ 72,495          $ 236,698
                                                            ================ ================= ================= ==================







                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                              Depreciation /
                                                                               Amortization
                                                                                Expense or
                                              Balance                         Amortization of     Reclassi-           Balance
                                           December 31,       Impairment     Direct Financing   fications and      September 30,
                                               2003             Losses            Leases         Dispositions          2004
                                               ----             ------            ------       - -------------         ----
Net investment in operating
   leases                                      $51,653,739              $ -      $ (8,016,975)      $(1,835,459)      $ 41,801,305
Net investment in direct
   financing leases                              8,178,561                -        (1,397,668)       (1,678,801)         5,102,092
Assets held for sale or lease, net
   of accumulated depreciation of
   $15,218,657 in 2004 and
   $18,795,631 in 2003                          11,891,344         (455,366)                -          (970,201)        10,465,777
Initial direct costs, net of
   accumulated amortization of
   $982,423 in 2004 and
   $956,767 in 2003                                103,853                -           (31,022)                -             72,831
                                         ------------------ ---------------- ----------------- ----------------- ------------------
                                               $71,827,497       $ (455,366)     $ (9,445,665)      $(4,484,461)      $ 57,442,005
                                         ================== ================ ================= ================= ==================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the nine month periods ended September 30, 2004 and 2003, management determined that the value of certain refuse and other vehicles (in 2004) and jumbo covered hopper rail cars, locomotives and off shore supply vessels (in 2003) had declined in value to the extent that the carrying values had become impaired. These declines are the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded provisions for the declines in value of those assets in the amounts of $455,366 and $4,559,020 for the nine months ended September, 2004 and 2003, respectively.

For the nine months ended September 30, 2003 a correcting entry of $517,926 (included in the $4,559,020 above) was recorded for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or nine months ending September 30, 2003. The effect of the additional provision recorded in the nine months ended September 30, 2003 was to increase the loss in the nine months ended September 30, 2003 by $0.03 per Unit.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and nine month periods ended September 30:

                                                   Nine Months                        Three Months
                                               Ended September 30,                 Ended September 30,
                                               -------------------                 -------------------
                                             2004              2003              2004              2003
                                             ----              ----              ----              ----
Depreciation of operating lease assets       $8,016,975       $11,253,710       $ 2,196,131        $ 3,467,701
Impairment losses                               455,366         4,559,020                 -          4,041,094
                                        ---------------- ----------------- ----------------- ------------------
                                             $8,472,341       $15,812,730       $ 2,196,131        $ 7,508,795
                                        ================ ================= ================= ==================

Net investment in operating leases:

Property on operating leases consists of the following:

                                              Balance                                             Reclassi-           Balance
                                           December 31,       Impairment       Depreciation     fications and      September 30,
                                               2003             Losses           Expense         Dispositions          2004
                                               ----             ------           -------         ------------          ----
Transportation                                 $72,164,281              $ -               $ -       $ 7,232,739       $ 79,397,020
Construction                                    20,168,993                -                 -       (12,214,614)         7,954,379
Marine vessels/barges                           14,978,042                -                 -       (10,034,750)         4,943,292
Mining                                           8,410,345                -                 -        (3,710,770)         4,699,575
Materials handling                               3,558,657                -                 -          (231,595)         3,327,062
Manufacturing                                    4,553,440                -                 -          (286,574)         4,266,866
Communications                                   3,748,058                -                 -        (3,472,123)           275,935
Office automation                                3,521,046                -                 -                 -          3,521,046
Other                                            3,347,789                -                 -           379,391          3,727,180
                                         ------------------ ---------------- ----------------- ----------------- ------------------
                                               134,450,651                -                 -       (22,338,296)       112,112,355
Less accumulated depreciation                  (82,796,912)               -        (8,016,975)       20,502,837        (70,311,050)
                                         ------------------ ---------------- ----------------- ----------------- ------------------
                                               $51,653,739              $ -      $ (8,016,975)      $(1,835,459)      $ 41,801,305
                                         ================== ================ ================= ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in direct financing leases:

The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                             $ 4,160,274
Estimated residual values of leased equipment (unguaranteed)          2,484,464
                                                               -----------------
Investment in direct financing leases                                 6,644,738
Less unearned income                                                 (1,542,646)
                                                               -----------------
Net investment in direct financing leases                           $ 5,102,092
                                                               =================

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                         Operating        Financing
                                          Leases            Leases            Total
Three months ending December 31,2004       $1,823,475         $ 763,009       $ 2,586,484
       Year ending December 31, 2005        5,722,239         1,982,568         7,704,807
                                2006        2,095,882           708,415         2,804,297
                                2007          972,468           512,748         1,485,216
                                2008          577,178           193,534           770,712
                                2009          188,566                 -           188,566
                          Thereafter          375,415                 -           375,415
                                      ---------------- ----------------- -----------------
                                          $11,755,223        $4,160,274      $ 15,915,497
                                      ================ ================= =================

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

Future minimum principal payments of non-recourse debt are as follows:


                                          Principal         Interest           Total
 Three months ending December 31,2004    $      68,547         $ 8,895          $ 77,442
        Year ending December 31, 2005          251,586            24,182           275,768
                                 2006          101,568            11,462           113,030
                                 2007           90,838             5,141            95,979
                                 2008           23,717               277            23,994
                                       ---------------- ----------------- -----------------
                                             $ 536,256          $ 49,957         $ 586,213
                                       ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5.  Long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (2.1885% at September 30, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2004, the Partnership receives or pays interest on a notional principal of $11,148,664, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                                                       Notional            Swap          Payment Rate
                   Original           Balance          Balance            Value           on Interest
                    Amount         September 30,    September 30,     September 30,          Swap
Date Borrowed      Borrowed            2004              2004              2004            Agreement
-------------      --------            ----              ----              ----            ---------
  4/1/1998           $21,770,000          $ 1,000          $ 29,542            $ (177)      6.220%  *
  7/1/1998            25,000,000        1,979,000         1,992,993          (101,206)      6.155%  *
  10/1/1998           20,000,000        1,865,000         1,979,213           (35,118)      5.550%  *
  4/16/1999            9,000,000        1,219,000         1,222,341           (32,008)      5.890%  *
  1/26/2000           11,700,000        3,119,000         3,118,561          (202,656)      7.580%  *
  5/25/2001            2,000,000          623,000           691,440           (19,746)      5.790%  *
  9/28/2001            6,000,000        1,805,000         2,114,574           (28,938)      4.360%  *
  1/31/2002            4,400,000           58,000                 -                 -         **
  2/19/2002            5,700,000                -                 -                 -         **
               ------------------ ---------------- ----------------- -----------------
                    $105,570,000      $10,669,000       $11,148,664        $ (419,849)
               ================== ================ ================= =================

* A portion of this interest rate swap contract is deemed to be ineffective and has been charged to operations.

** Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Long-term debt (continued):

The long-term debt borrowings mature from 2004 through 2007. Future minimum principal and interest payments of long-term debt are as follows:

                                              Swapped            Debt                                                Rates on
                                               Debt            Principal                                           Interest Swap
                                             Principal        Not Swapped        Interest           Total          Agreements***
                                             ---------        -----------        --------           -----          -------------
    Three months ending December 31,2004       $ 1,669,000          $ 3,000         $ 156,376       $ 1,828,376    6.109%-6.135%
           Year ending December 31, 2005         5,405,000           12,000           404,456         5,821,456    6.146%-6.450%
                                    2006         2,033,000           43,000           167,037         2,243,037    6.593%-6.897%
                                    2007         1,504,000                -            16,816         1,520,816    6.872%-6.879%
                                         ------------------ ---------------- ----------------- -----------------
                                               $10,611,000         $ 58,000         $ 744,685      $ 11,413,685
                                         ================== ================ ================= =================

*** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.1885% at September 30, 2004).


6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Partnership. Services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Partnership based upon an estimate of actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

AFS is entitled to receive an incentive management fee (computed as 4% of distributions of cash from operations, as defined in the Limited Partnership Agreement) and an equipment management fee (computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement).

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


6. Related party transactions (continued):

During the nine and three month periods ended September 30, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                      Nine Months                        Three Months
                                                  Ended September 30,                 Ended September 30,
                                                  -------------------                 -------------------
                                                2004              2003              2004              2003
                                                ----              ----              ----              ----
Equipment and incentive management fees to
   AFS                                           $ 456,452         $ 751,255         $ 117,435          $ 279,773
Administrative costs reimbursed to AFS             790,203           828,448            13,072             24,714
Reimbursements of other payments made by
   AFS on behalf of the Company                    335,208           293,138            90,005            105,080
                                           ---------------- ----------------- ----------------- ------------------
                                                $1,581,863        $1,872,841         $ 220,512          $ 409,567
                                           ================ ================= ================= ==================


7.  Financing arramgement:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement             $ 70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                              ------------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Partnership under the acquisition
   facility                                                         (13,300,000)
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                (1,000,000)
                                                              ------------------
Total remaining available under the acquisition and
   warehouse facilities                                            $ 52,890,909
                                                              ==================

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of September 30, 2004. Interest rates on the balances outstanding at September 30, 2004 ranged from 3.54% to 4.75%.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


8.  Other comprehensive income:

In 2004 and 2003, other comprehensive income consisted of the following:

                                                                       Nine Months                        Three Months
                                                                   Ended September 30,                 Ended September 30,
                                                                   -------------------                 -------------------
                                                                 2004              2003              2004              2003
                                                                 ----              ----              ----              ----

Net loss                                                       $ (1,298,457)     $ (3,031,269)       $ (343,332)       $(3,776,766)
Other comprehensive income:
Change in fair value of interest rate swap contracts                475,544           739,778            72,495            236,698
                                                            ---------------- ----------------- ----------------- ------------------
Comprehensive net loss                                           $ (822,913)     $ (2,291,491)       $ (270,837)       $(3,540,068)
                                                            ================ ================= ================= ==================

There were no other sources of comprehensive net loss.


9. Partner's capital:

As of  September  30,  2004,  14,995,550  Units  ($149,955,500)  were issued and outstanding (including the 50 Units issued to the Initial Limited Partners).

The Partnership's Net Income, Net Losses, and Distributions, as defined, are to be allocated 92.5% to the Limited Partners and 7.5% to the General Partner.

Distributions to the Limited Partners were as follows:

                                                       Nine Months                        Three Months
                                                   Ended September 30,                 Ended September 30,
                                                   -------------------                 -------------------
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----
Distributions                                    $6,386,239       $11,247,386       $ 1,874,914        $ 3,749,948
Weighted average number of Units outstanding     14,995,550        14,995,883        14,995,550         14,995,550
Weighted average distributions per Unit              $ 0.43            $ 0.75            $ 0.13             $ 0.25

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

Capital Resources and Liquidity

During the first three quarters of 2004 and 2003, the Partnership's primary activity was engaging in equipment leasing activities.

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

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement             $ 70,000,000
Term loan to AFS as of September 30, 2004                            (2,809,091)
                                                              ------------------
Total available under the acquisition and warehouse facilities       67,190,909

Amount  borrowed by the Partnership under the acquisition
   facility                                                         (13,300,000)
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                (1,000,000)
                                                              ------------------
Total remaining available under the acquisition and
   warehouse facilities                                            $ 52,890,909
                                                              ==================

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 2004.

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

Cash Flows

During the first three quarters of 2004, the Partnership's primary source of liquidity was rents from assets on operating leases. During the first three quarters of 2003, the Partnership's primary sources of cash were the proceeds of lease asset sales and borrowings under the line of credit. Cash from operating activities was almost entirely from operating lease rents in both 2004 and in 2003 for both the three and nine month periods ended September 30.

In the three and nine month periods ended September 30, 2004 and 2003, the only sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Partnership's net investment in direct financing leases. In the first quarter of 2003, a significant portfolio of lease assets were sold to a third party, subject to the leases that were still in place. The sales of assets in the quarter generated sales proceeds of $14,689,581. The proceeds from the sales were used to repay the line of credit and to make distributions to the partners. In the nine month period ended September 30, 2004, proceeds from sales of lease assets decreased compared to the same period in 2003. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no uses of cash in investing activities in the first three quarters of either 2004 or 2003.

In the three and nine month periods ended September 30, 2004 and 2003, the sources of cash from financing activities were borrowings under the line of credit (2004 and 2003) and proceeds from a non-recourse note (2003 only). Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Repayments of borrowings under the line of credit decreased from $17,800,000 in the first nine months of 2003 to $8,441,000 in the comparable period in 2004. Most of the proceeds from the sales of lease assets in the first three quarters of 2003 were used to repay long-term debt.


Results of operations

Operations in 2004 resulted in a net loss of $1,298,457 (nine months) and $343,332 (three months). Operations in 2003 resulted in net loss of $3,031,269 (nine months) and $3,776,766 (three months). The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues for the nine month periods decreased from $14,674,318 in 2003 to $11,466,378 in 2004. For the three month periods, they decreased from $4,736,287 in 2003 to $3,454,214 in 2004. The decreases were the result of asset sales over the last two years.

In the nine month period ended September 30, 2003, sales of lease assets resulted in a gain of $2,285,677 compared to a loss of $148,317 in 2004. In the three month period ended September 30, 2003, sales of lease assets resulted in a gain of $96,552, as compared to a loss of $663,174 for the same period in 2004. Gains and losses are not expected to be consistent from one period to another.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. As lease assets have been sold over the last year depreciation expense has decreased.

Total debt has decreased from $32,712,571 at September 30, 2003 to $24,505,256 at September 30, 2004, a decrease of $8,207,315. This has led to the approximately 30% decrease in interest expense in 2004 compared to the comparable periods in 2003. For the nine month periods ended September 30, interest expense decreased by $456,207. For the three month periods ended September 30, the decrease was $133,277.

Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $506,649 to $368,634 between the nine month periods ended September 30, 2003 and 2004, respectively. The fees decreased from $158,933 to $107,330 between the three month periods ended September 30, 2003 and 2004, respectively. Incentive management fees are based on the levels of distributions to Limited Partners and the sources of the cash distributed. Incentive management fees have decreased from $244,605 to $87,818 between the nine month periods ended September 30, 2003 and 2004, respectively. Incentive management fees have decreased from $120,840 to $10,105 for the three month periods ended September 30, 2003 and 2004, respectively.

In 2004 and 2003, the amounts of costs reimbursed to AFS were limited by provisions of the Agreement of Limited Partnership. Costs that were incurred by AFS in 2002, but that were not allowed to be reimbursed in that year, have been included in the first quarter of 2003. The costs amounted to approximately $626,000. Costs that were incurred by AFS in 2003, but which were not allowed to be reimbursed in that year, have been included in the first quarter of 2004. The costs amounted to approximately $750,000.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the nine month periods ended September 30, 2004 and 2003, management determined that the value of a fleet certain refuse and other vehicles (in 2004) and covered hopper rail cars, locomotives and off shore supply vessels (in 2003) had declined in value to the extent that the carrying values had become impaired. These declines are the result of decreased long-term demand for these types of assets and a corresponding reduction in the estimated amounts of rental payments that these assets could command. Management recorded a provision for the declines in value of those assets in the amounts of $455,366 and $4,559,020 for the nine months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2003, $4,041,094 of the impairment losses were recorded related to locomotives and other assets. No similar impairments were noted in the three month period ended September 30, 2004.

For the nine months ended September 30, 2003 a correcting entry of $517,926 (included in the $4,559,020 above) was recorded for an understatement of the provision recorded for the year ended December 31, 2002 related to jumbo covered hopper rail cars. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003 or nine months ending September 30, 2003. The effect of the additional provision recorded in the nine months ended September 30, 2003 was to increase the loss in the nine months ended September 30, 2003 by $0.03 per Unit.

Railcar and equipment maintenance increased from $513,661 to $962,373 between the nine month periods ended September 30, 2003 and 2004, respectively. Railcar and equipment maintenance increased from $188,538 to $353,394 betweenr the three month periods ended September 30, 2003 and 2004, respectively. The majority of costs were incurred in repairing certain railcars in order to place them on a new lease.

The provision for doubtful accounts increased from ($3,000) to $65,437 between the nine month periods ended September 30, 2003 and 2004, respectively. The recoveries of doubtful accounts decreased from $139,000 to $6,001 between the three month periods ended September 30, 2003 and 2004, respectively. Most of the provision in the first half of 2003 related to the bankruptcy of a single lessee. In 2004, there were similar circumstances requiring additional allowances for doubtful accounts.

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

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of September 30, 2004, there was a $13,300,000 outstanding balance on the floating rate line of credit.

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

Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of September 30, 2004, borrowings on the facility were $10,669,000 and the associated variable interest rate was 2.1885% and the average fixed interest rate achieved with the swap agreements was 6.135%.

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

Martin Marietta Magnesia Specialties Inc.:

The Partnership has filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership has made a claim for recovery of $179,679 in damages. The lessee has settled with Partnership. The Partnership received the $90,000 settlement during August 2004.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits.

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


Date:
November 11, 2004

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