Form 10-K
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2005-03-30
CIK 1019542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  |X| Annual report pursuant to section 13 or 15(d) of the
                      Securities Exchange Act of 1934 (no fee required)
                      For the Year Ended December 31, 2004
                                       OR
                  |_| Transition report pursuant to section 13 or 15(d) of the
                      Securities Exchange Act of 1934 (no fee required)
                      For the transition period from ____ to ____

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

The number of Limited Partnership Units outstanding as of December 31, 2004 was 14,995,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated November 29, 1996, filed pursuant to Rule 424(b) (Commission File No. 333-08879) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the Partnership) was formed under the laws of the state of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services LLC (AFS). Prior to converting to a limited liability Partnership structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (Units) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for
15,000,000  ($150,000,000)  Limited  Partnership  Units  and  the  offering  was
terminated.   As  of  December  31,  2004,  14,995,550  Units  were  issued  and outstanding.

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

As of December 31, 2004, the Partnership had purchased equipment with a total acquisition price of $302,751,046.

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

During 2004, one lessee generated 16% the Partnership's lease revenues. During 2003, no single lessee generated 10% of the Partnership's lease revenues. During 2002, one lessee generated 11% the Partnership's lease revenues.

Lessee                              Type of Equipment     2004   2003   2002

Transamerica Leasing International  Containers             16%    *      *
General Motors Corporation          Materials Handling      *     *     11%

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

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2004 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                          Purchase Price Excluding        Percentage of Total
Asset Types                     Acquisition Fees            Acquisitions
Transportation                  $ 135,842,930                       44.87%
Manufacturing                      45,709,520                       15.10%
Mining                             30,756,101                       10.16%
Marine vessels                     22,335,250                        7.38%
Materials handling                 16,318,944                        5.39%
Office automation                  11,449,934                        3.78%
Medical                             9,133,951                        3.02%
Aircraft                            6,310,979                        2.08%
Other *                            24,893,437                        8.22%
                             -----------------            -----------------
                                $ 302,751,046                      100.00%
                             =================            =================

* Individual amounts included in "Other" represent less than 2.5% of the total.

                          Purchase Price Excluding        Percentage of Total
Industry of Lessee              Acquisition Fees            Acquisitions
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

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

                                                              Excess of
                      Original                                Rents Over
Asset Types         Equipment Cost       Sale Price           Expenses *

Mining                 $38,745,966        $ 11,086,865         $ 35,092,518
Transportation          27,172,154          10,877,022           17,864,099
Marine vessels          16,459,061           3,056,241           17,057,837
Office automation       15,535,652           1,502,508           16,797,085
Medical                 12,809,895           8,416,248            6,772,818
Aircraft                10,982,354           3,757,240           10,798,091
Other                    4,876,844             560,000            4,140,528
Manufacturing            4,759,285           2,352,872            4,020,720
Materials handling       4,708,142           4,954,738            2,576,835
                   ----------------    ----------------    -----------------
                      $136,049,353        $ 46,563,734         $115,120,531
                   ================    ================    =================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Partnership's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.


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

Martin Marietta Magnesia Specialties Inc.:

The Partnership had filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership had made a claim for recovery of $179,679 in damages. During the year ended December 31, 2004, the Partnership settled this lawsuit and received $90,000.

Cargill Inc. / GWI Leasing Corporation:

Cargill Inc. is a lessee of the Partnership. GWI Leasing Corporation ("GWI") manages the equipment under the Cargill lease on behalf of the Partnership. The Partnership was seeking unspecified damages from Cargill for failure to perform certain responsibilities relating to the equipment under the lease agreement. The Partnership was also seeking damages from GWI for failure to enforce the terms of the lease contract. At December 31, 2004, the Partnership settled this matter with respect to Cargill and is pursuing a settlement with GWI.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 5,523 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership's assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership's assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Partnership's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership's assets, calculated on this basis, was approximately $4.05 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Dividends

The Partnership does not make dividend distributions. However, the Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the Reinvestment Period to equal $1.00 per Unit. The Reinvestment Period ended December 31, 2004. Distributions for the year ended in December 31, 2004 were reduced to $0.50 per Unit as determined by AFS.

The rate for monthly distributions from 2004 operations was $0.0416 per Unit. The distributions were paid in February 2004 through December 2004 and in January 2005. For each quarterly distribution (paid in April, July and October 2004 and in January 2005) the rate was $0.125 per Unit. Distributions were from 2004 cash flows from operations.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                 2004              2003             2002              2001              2000
Net income (loss) per Unit, based on
   weighted average Units outstanding               $ (0.16)          $ (0.37)         $ (0.20)           $ 0.01            $ 0.53
Return of investment                                   0.71              1.37             1.20              0.99              0.48
                                            ---------------- ----------------- ---------------- ----------------- -----------------
Distributions per Unit, based on
   weighted average Units outstanding                  0.55              1.00             1.00              1.00              1.01
Differences due to timing of distributions            (0.05)                -                -                 -             (0.01)
                                            ---------------- ----------------- ---------------- ----------------- -----------------
Actual distribution rates, per Unit                  $ 0.50            $ 1.00           $ 1.00            $ 1.00            $ 1.00
                                            ================ ================= ================ ================= =================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership at December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.


                                                 2004              2003             2002              2001              2000
Gross revenues                                  $15,165,578      $ 22,484,703     $ 25,942,773      $ 30,646,525      $ 41,463,919
Net income (loss)                              $ (1,678,535)     $ (4,311,400)    $ (1,772,503)      $ 2,939,818       $ 9,158,705
Weighted average Units outstanding               14,995,550        14,995,675       14,996,050        14,996,050        14,996,050
Net income (loss) allocated to
   Limited Partners                            $ (2,360,499)     $ (5,551,311)    $ (2,976,387)        $ 140,295       $ 7,938,589
Net income (loss) per Unit, based on
   weighted average Units outstanding               $ (0.16)          $ (0.37)         $ (0.20)           $ 0.01            $ 0.53
Distributions per Unit, based on
   weighted average Units outstanding                $ 0.55            $ 1.00           $ 1.00            $ 1.00            $ 1.01
Total Assets                                    $56,090,044      $ 74,812,214    $ 116,223,748     $ 135,853,619      $157,600,746
Non-recourse Debt                                 $ 467,709       $ 1,586,403      $ 4,577,308       $ 9,971,225      $ 15,452,741
Other Long-term Debt                            $ 8,997,000      $ 15,759,000     $ 33,546,000      $ 38,540,000      $ 44,877,000
Total Partners' Capital                         $31,382,533      $ 41,406,023     $ 61,218,234      $ 79,492,851      $ 94,163,608


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $    75,000,000
Term loan to AFS as of December 31, 2004                                               (2,027,636)
                                                                                -----------------
Total available under the acquisition and warehouse facilities                         72,972,364

Amount borrowed by the Partnership under the acquisition  facility                    (13,500,000)
Amounts  borrowed by affiliated  partnerships  and limited  liability  companies under the
      acquisition facility                                                           (17,000,000)
                                                                                -----------------
Total remaining available under the acquisition and warehouse facilities         $    42,472,364
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.

The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners. At December 31, 2004, the Partnership had no commitments to purchase lease assets.

As of December 31, 2004, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2005, generated from operations in 2004.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The Partnership's ability to borrow under the program expired in February 2002. As of December 31, 2004, the Partnership had $8,997,000 outstanding under the receivables funding program. See Item 7a and Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.

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

Cash Flows

2004 vs. 2003:

Cash flows from operations decreased from $16,626,082 in 2003 to $9,828,946 in 2004, a decrease of $6,797,136. Rents from operating leases is the primary source of operating cash flows. Sales of operating lease assets due to the liquidation phase entered in 2004, led to the decrease in operating lease revenues compared to 2003.

In 2004 and 2003, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets decreased from $15,724,456 in 2003 to $5,503,961 in 2004, a decline of $10,220,495. The assets that were sold in 2004 had an original cost of approximately $34,760,000. The assets sold in 2003 had an original cost of approximately $33,950,000. A significant portion of the assets sold in 2003 were still on lease and had higher average values than those sold in 2004. As a result, sales proceeds were higher in 2003 when compared to 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Rents from direct financing leases decreased by $43,331 (from $2,021,859 in 2003 to $1,978,528 in 2004) as a result of sales of lease assets in 2003 and 2004.

In 2004, the main financing source of cash comprised of a $21,500,000 borrowing under the line of credit. In 2003, financing sources of cash consisted of proceeds of a new non-recourse note payable of $1,489,905 and borrowings on the line of credit. Borrowings on the line of credit were used to manage short term cash requirements. In 2004 and 2003, financing uses of cash involved repayments of borrowings under the line of credit, other long-term debt, and non-recourse debt, as well as distributions made to Limited Partners and the General Partner. In 2004, repayments of $21,500,000, $6,762,000, and $1,118,694 were applied to the line of credit, other long-term debt and non-recourse debt, respectively.

2003 vs. 2002:

Cash flows from operations decreased from $19,521,121 in 2002 to $16,626,082 in 2003, a decrease of $2,895,039. Rents from operating leases is the primary source of operating cash flows. Sales of operating lease assets in 2002 and 2003 led to the decrease in operating lease revenues compared to 2002.

In 2003 and 2002, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets increased from $2,229,481 in 2002 to $15,724,456 in 2003, an increase of $13,494,975. The assets that were sold in 2002 had an original costs of approximately $14,826,000. The assets sold in 2003 had an original cost of approximately $33,950,000. A significant portion of the assets sold in 2003 were still on lease and had higher average values than those sold in 2002. As a result, sales proceeds were higher in 2003 when compared to 2002. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Rents from direct financing leases decreased by $1,010,239 (from $3,032,098 in 2002 to $2,021,859 in 2003) as a result of sales of lease assets in 2002 and 2003.

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

Results of Operations

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                  2004             2003
         Transportation, rail                     30%               22%
         Transportation, other                    26%               21%
         Manufacturing                            14%               21%
         Municipalities                           13%               14%

2004 vs. 2003:

Operations resulted in a net loss of $1,678,535 in 2004 compared to $4,311,400 in 2003. The primary reason for the decreased loss is due to the absence of large impairment losses such as the $5,290,639 recognized in 2003, a drop of $4,835,273 compared to 2004.

Revenues from operating leases decreased from $20,083,732 in 2003 to $14,801,309 in 2004, a decrease of $5,282,423. The declines resulted from asset sales in 2003 and in 2004. In 2003, the Partnership recorded gains on sales of assets of $1,449,492 compared to losses of $674,254 in 2004, a difference of $2,123,746.
Such gains and losses are not expected to be consistent from one period to another.

Depreciation expense decreased from $15,220,612 in 2003 to $10,416,101 in 2004 ( a decrease of $4,804,511) as a result of sales of depreciable assets in 2003 and 2004.

Interest expense declined as a result of scheduled payments. Total debt, including the line of credit, decreased from $30,845,403 at December 31, 2003 to $22,964,709 at December 31, 2004.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of certain refuse vehicles and other transportation related assets on lease to one particular lessee had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $455,366 for the year ended December 31, 2004. In 2003, impairment losses were $5,290,639. See additional discussion of the impairment losses recorded in Note 14 in the financial statements included in Part I, Item 8 of this report.

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

Depreciation expense decreased from $18,424,332 in 2002 to $15,220,612 in 2003 ( a decrease of $3,203,720) as a result of sales of depreciable assets in 2002 and 2003.

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

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

Equipment on operating leases:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.

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

Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.

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

In general, the Partnership's strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2004, there was an outstanding balance of $13,500,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 4.18% to 5.25%.

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

Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2004, borrowings on the facility were $8,997,000 and the associated variable interest rate was 2.860% and the average fixed interest rate achieved with the swap agreements was 6.153% at December 31, 2004.

In general, these swap agreements eliminate the Partnership's interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership's facility borrowings at December 31, 2004, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Partnership's 2004 variable interest expense by approximately $64,680.

See the Notes to the Financial Statements as set forth in Item 8 for additional information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 34.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                     ASSETS

                                                   2004              2003
Cash and cash equivalents                         $ 1,222,623         $ 835,628

Accounts receivable, net of allowance for
   doubtful accounts of $540,880 in 2004
   and $524,880 in 2003                             1,380,733         2,149,089

Other assets                                          626,784                 -

Investments in equipment and leases                52,859,904        71,827,497
                                             ----------------- -----------------
Total assets                                     $ 56,090,044      $ 74,812,214
                                             ================= =================



                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                   $ 467,709       $ 1,586,403

Other long-term debt                                8,997,000        15,759,000

Line of credit                                     13,500,000        13,500,000

Accounts payable and accruals:
   General Partner                                    458,460           481,818
   Other                                              531,037           650,573

Accrued interest payable                               61,723            36,929

Interest rate swap contracts                          292,886           886,207

Unearned operating lease income                       398,696           505,261
                                             ----------------- -----------------
Total liabilities                                  24,707,511        33,406,191

Partners' capital:
   Accumulated other comprehensive loss              (287,766)         (886,207)
   Partners' capital                               31,670,299        42,292,230
                                             ----------------- -----------------
Total Partners' capital                            31,382,533        41,406,023
                                             ----------------- -----------------
Total liabilities and Partners' capital          $ 56,090,044      $ 74,812,214
                                             ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


Revenues:                                                       2004              2003             2002
Leasing activities:
   Operating leases                                           $ 14,801,309      $ 20,083,732      $ 25,631,019
   Direct financing leases                                         618,823           728,449         1,378,498
   Gain (loss) on sale of assets                                  (674,254)        1,449,492        (1,270,985)
Interest income                                                      5,047             4,563            14,000
Other                                                              414,653           392,261           190,241
                                                           ---------------- ----------------- -----------------
                                                                15,165,578        22,658,497        25,942,773
Expenses:
Depreciation of operating lease assets                          10,416,101        15,220,612        18,424,332
Interest                                                         1,371,978         1,916,785         3,206,557
Cost reimbursements to General Partner                             801,634           849,984           859,415
Railcar maintenance                                                689,450           773,875           712,235
Equipment and incentive management fees to General Partner         634,486           889,571           947,568
Impairment losses                                                  455,366         5,290,639         2,111,593
Professional fees                                                  346,085           176,812           199,993
Marine vessel maintenance                                          323,993                 -                 -
Provision for doubtful accounts                                    313,892           516,794           285,000
Insurance                                                          210,607           141,513                 -
Equipment storage                                                  150,705           215,749                 -
Taxes on income and franchise fees                                  94,267           128,178            23,124
Amortization of initial direct costs                                39,733           107,916           184,171
Other                                                              995,816           741,469           761,288
                                                           ---------------- ----------------- -----------------
                                                                16,844,113        26,969,897        27,715,276
                                                           ---------------- ----------------- -----------------
Net loss                                                      $ (1,678,535)     $ (4,311,400)     $ (1,772,503)
                                                           ================ ================= =================

Net income (loss):
   General Partner                                               $ 681,964       $ 1,239,911       $ 1,203,884
   Limited Partners                                             (2,360,499)       (5,551,311)       (2,976,387)
                                                           ---------------- ----------------- -----------------
                                                              $ (1,678,535)     $ (4,311,400)     $ (1,772,503)
                                                           ================ ================= =================

Net loss per Limited Partnership unit                              $ (0.16)          $ (0.37)          $ (0.20)
                                                           ================ ================= =================

Weighted average number of units outstanding                    14,995,550        14,995,675        14,996,050








                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                                                  Accumulated
                                                                                                     Other
                                                             Limited Partners      General        Comprehensive
                                                 Units            Amount           Partner            Loss             Total
Balance December 31, 2001                        14,996,050      $ 80,818,857              $ -      $ (1,326,006)     $ 79,492,851

Unrealized change in value of
   interest rate swap contracts                                             -                -          (298,354)         (298,354)
Distributions to Limited Partners
   ($1.00 per Unit)                                               (14,999,876)               -                 -       (14,999,876)
Distributions to General Partner                                            -       (1,203,884)                -        (1,203,884)
Net income (loss)                                                  (2,976,387)       1,203,884                 -        (1,772,503)
                                            ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2002                        14,996,050        62,842,594                -        (1,624,360)       61,218,234

Distributions to Limited Partners
   ($1.00 per Unit)                                               (14,997,209)               -                 -       (14,997,209)
Distributions to General Partner                                            -       (1,239,911)                -        (1,239,911)
Limited partnership units
   repurchased                                         (500)           (1,844)                                              (1,844)
Unrealized change in value of
   interest rate swap contracts                                             -                -           738,153           738,153
Net income (loss)                                                  (5,551,311)       1,239,911                 -        (4,311,400)
                                            ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2003                        14,995,550        42,292,230                -          (886,207)       41,406,023

Distributions to Limited Partners
   ($0.55 per Unit)                                                (8,261,432)               -                 -        (8,261,432)
Distributions to General Partner                                            -         (681,964)                -          (681,964)
Reclassification adjustment for portion
  of swap liability charged to net income                                   -                -             5,120             5,120
Unrealized change in value of
   interest rate swap contracts                                             -                -           593,321           593,321
Net income (loss)                                                  (2,360,499)         681,964                 -        (1,678,535)
                                            ---------------- ----------------- ---------------- ----------------- -----------------
Balance December 31, 2004                        14,995,550      $ 31,670,299              $ -        $ (287,766)     $ 31,382,533
                                            ================ ================= ================ ================= =================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                    2004              2003              2002
Operating activities:
Net loss                                                                          $ (1,678,535)     $ (4,311,400)     $ (1,772,503)
Adjustment to reconcile net loss to net cash provided by
   operating activities:
     Depreciation of operating lease assets                                         10,416,101        15,220,612        18,424,332
     Amortization of initial direct costs                                               39,733           107,916           184,171
     Impairment losses                                                                 455,366         5,290,639         2,111,593
     Provision for doubtful accounts                                                   313,892           516,794           285,000
     (Gain) loss on sales of assets                                                    674,254        (1,449,492)        1,270,985
      Recognized portion of unrealized loss on interest rate swaps                       5,120                 -                 -
     Changes in operating assets and liabilities:
         Accounts receivable                                                           454,464         1,161,897          (568,946)
         Due from General Partner                                                            -           253,543          (253,543)
         Other assets                                                                 (626,784)           10,019            97,996
         Accounts payable, General Partner                                             (23,358)          481,818          (580,916)
         Accounts payable, other                                                      (119,536)         (101,886)          241,861
         Accrued interest payable                                                       24,794           (46,655)           44,672
         Unearned operating lease income                                              (106,565)         (507,723)           36,419
                                                                               ---------------- ----------------- -----------------
Net cash provided by operating activities                                            9,828,946        16,626,082        19,521,121
                                                                               ---------------- ----------------- -----------------

Investing activities:
Proceeds from sales of assets                                                        5,503,961        15,724,456         2,229,481
Reduction of net investment in direct financing leases                               1,878,178         2,021,859         3,032,098
Purchases of equipment on direct financing leases                                            -                -         (3,052,582)
Initial direct lease costs                                                                   -                -           (107,962)
Purchases of equipment on operating leases                                                   -                -         (3,959,522)
                                                                               ---------------- ----------------- -----------------
Net cash provided by/(used in) investing activities                                  7,382,139        17,746,315        (1,858,487)
                                                                               ---------------- ----------------- -----------------

Financing activities:
Borrowings under line of credit                                                     21,500,000        21,500,000        19,500,000
Repayments of borrowings under line of credit                                      (21,500,000)      (21,300,000)      (10,300,000)
Repayments of other long-term debt                                                  (6,762,000)      (17,787,000)      (15,094,000)
Distributions to Limited Partners                                                   (8,261,432)      (14,997,209)      (14,999,876)
Repayments of non-recourse debt                                                     (1,118,694)       (3,394,879)       (4,406,894)
Distributions to General Partner                                                      (681,964)       (1,239,911)       (1,203,884)
Proceeds of non-recourse debt                                                                -         1,489,905                 -
Repurchase of limited partnership units                                                      -            (1,844)                -
Proceeds of other long-term debt                                                             -                 -        10,100,000
                                                                               ---------------- ----------------- -----------------
Net cash used in financing activities                                              (16,824,090)      (35,730,938)      (16,404,654)
                                                                               ---------------- ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                                   386,995        (1,358,541)        1,257,980
Cash and cash equivalents at beginning of year                                         835,628         2,194,169           936,189
                                                                               ---------------- ----------------- -----------------
Cash and cash equivalents at end of year                                           $ 1,222,623         $ 835,628       $ 2,194,169
                                                                               ================ ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                                    2004              2003              2002

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                             $ 1,347,184       $ 1,963,440       $ 3,161,885
                                                                               ================ ================= =================

Schedule of non-cash transactions:

Change in fair value of interest rate swaps contracts                                $ 593,321         $ 738,153        $ (298,354)
                                                                               ================ ================= =================

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable                                                                   $ -        $ (108,819)       $ (207,727)
Non-recourse debt                                                                            -        (1,085,931)         (987,023)
                                                                               ---------------- ----------------- -----------------
                                                                                           $ -      $ (1,194,750)     $ (1,194,750)
                                                                               ================ ================= =================

Accounts receivable                                                                        $ -       $ 1,194,750       $ 1,194,750
                                                                               ================ ================= =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from six months to ten years.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (See Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.

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

Equipment on operating leases:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements at December 31 :

                                                2004              2003
Financial statement basis of net assets       $ 31,382,533      $ 41,406,023
Tax basis of net assets (unaudited)            (33,380,850)      (34,616,905)
                                           ---------------- -----------------
Difference                                    $ 64,763,383      $ 76,022,928
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

The following reconciles the net (loss) income reported in these financial statements to the income (loss) reported on the Partnership's federal tax return (unaudited) for each of the years ended December 31:

                                                          2004              2003              2002
Net income (loss) per financial statements              $ (1,678,535)     $ (4,311,400)     $ (1,772,503)
Adjustment to depreciation expense                         5,592,580         3,927,717        (9,817,508)
Adjustments to lease revenues                              5,810,609           (60,586)        1,442,714
Provision for doubtful accounts                              300,455           516,794           285,000
Provision for losses                                        (731,865)        5,290,639         2,111,593
                                                     ---------------- ----------------- -----------------
Net income (loss) per federal tax return                 $ 9,293,244       $ 5,363,164      $ (7,750,704)
                                                     ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2004 and 2003.

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

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and to carry those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Partnership adjusted hedging instruments to fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and are designed to effectively adjust the interest rate sensitivity of specific long-term debt.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

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

The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases:

The Partnership's investments in equipment and leases consist of the following:

                                                                               Depreciation /
                                                                                Amortization
                                                                                 Expense or
                                                                               Amortization of     Reclassi-
                                            December 31,        Impairment     Direct Financing   fications or    December 31,
                                                 2003             Losses           Leases         Dispositions          2004
Net investment in operating leases              $51,653,739        $ (455,366)   $ (10,416,101)      $ 5,891,776      $ 46,674,048
Net investment in direct financing
   leases                                         8,178,561                 -       (1,878,178)       (3,554,664)        2,745,719
Assets held for sale or lease, net of
   accumulated depreciation of
   $4,796,259 in 2004 and $18,795,631 in
   2003                                          11,891,344                 -                -        (8,515,327)        3,376,017
Initial direct costs, net of
   accumulated amortization of
   $991,134 in 2004 and $956,767 in 2003            103,853                 -          (39,733)                -            64,120
                                            ---------------- ----------------- ---------------- ----------------- -----------------
                                                $71,827,497        $ (455,366)   $ (12,334,012)     $ (6,178,215)     $ 52,859,904
                                            ================ ================= ================ ================= =================

Impairments of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews, management determined that the fair values of fleets of jumbo covered hopper cars, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. The fair values of the assets were determined based on the sum of the discounted estimated future cash flows of the assets. Charges to operations were recorded for the declines in value of the assets in the amounts of $455,366, $5,290,639, and $2,111,593 for the years ended December 31, 2004, 2003, and 2002, respectively.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

                                2004             2003              2002

   Depreciation expense       $ 10,416,101     $ 15,220,612      $ 18,424,332
   Impairment losses               455,366        5,290,639         2,111,593
                          ----------------- ---------------- -----------------
                              $ 10,871,467     $ 20,511,251      $ 20,535,925
                          ================= ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investment in leases (continued):

Impairments of investments in leases and assets held for sale or lease (continued):

Due to declines in the markets for certain types of assets, during 2004, 2003 and 2002 management determined that the value of certain assets were impaired. The Partnership recorded impairment losses as follows for each of the years ended December 31:

                                    2004            2003             2002
Locomotives                                $ -      $2,475,000         $300,000
Off shore supply vessels                     -       1,022,000                -
Mining equipment                             -         731,619                -
Covered grain hopper cars                    -         457,286        1,135,339
Petroleum rail tank cars                     -         325,462                -
Barges                                       -         279,272          676,254
Refuse trucks and other vehicles       455,366               -                -
                                --------------- --------------- ----------------
                                 $     455,366  $    5,290,639  $     2,111,593
                                ================ ============== ================

All of the property subject to leases were acquired in the years 1997 through 2002.

Operating leases:

Property subject to operating leases consists of the following:

                                                                                    Reclassi-
                             December 31,        Impairment      Depreciation      fications or    December 31,
                                  2003             Losses           Expense        Dispositions          2004

Transportation                   $72,164,281               $ -              $ -      $ 22,810,806      $ 94,975,087
Construction                      20,168,993                 -                -       (12,214,614)        7,954,379
Marine vessels / barges           14,978,042                 -                -        (9,313,250)        5,664,792
Mining equipment                   8,410,345                 -                -        (3,710,770)        4,699,575
Manufacturing                      4,553,440                 -                -          (683,092)        3,870,348
Communications                     3,748,058                 -                -        (3,607,678)          140,380
Materials handling                 3,558,657                 -                -          (111,345)        3,447,312
Office automation                  3,521,046                 -                -                 -         3,521,046
Other                              3,347,789                 -                -           608,677         3,956,466
                             ---------------- ----------------- ---------------- ----------------- -----------------
                                 134,450,651                 -                -        (6,221,266)      128,229,385
Less accumulated depreciation    (82,796,912)         (455,366)     (10,416,101)       12,113,042       (81,555,337)
                             ---------------- ----------------- ---------------- ----------------- -----------------
                                 $51,653,739        $ (455,366)   $ (10,416,101)      $ 5,891,776      $ 46,674,048
                             ================ ================= ================ ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investment in leases (continued):

Direct financing leases:

As of December 31, 2004, investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 2004 and 2003:

                                                                 2004              2003
Total minimum lease payments receivable                         $ 2,804,615       $ 5,860,231
Estimated residual values of leased equipment (unguaranteed)      1,133,398         4,638,162
                                                            ---------------- -----------------
Investment in direct financing leases                             3,938,013        10,498,393
Less unearned income                                             (1,192,294)       (2,319,832)
                                                            ---------------- -----------------
Net investment in direct financing leases                       $ 2,745,719       $ 8,178,561
                                                            ================ =================

At December 31, 2004, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

                                           Direct
     Year ending        Operating        Financing
     December 31,        Leases            Leases            Total
               2005      $ 8,808,052       $ 1,389,918     $ 10,197,970
               2006        5,185,604           708,415        5,894,019
               2007        3,936,979           512,748        4,449,727
               2008        3,468,889           193,534        3,662,423
               2009        3,075,627                 -        3,075,627
         Thereafter          375,415                 -          375,415
                     ---------------- ----------------- ----------------
                         $24,850,566       $ 2,804,615     $ 27,655,181
                     ================ ================= ================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


4. Non-recourse debt:

At December 31, 2004, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying monthly, quarterly, semi-annual and annual payments. Interest on the notes is at fixed rates ranging from 5.5% to 7.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is $857,414. During 2003, an additional $1,489,905 was borrowed. The notes mature from 2005 through 2008.

Future minimum payments of non-recourse debt are as follows:

        Year ending
        December 31,       Principal         Interest           Total
                  2005        $ 251,586          $ 24,182        $ 275,768
                  2006          101,568            11,462          113,030
                  2007           90,838             5,141           95,979
                  2008           23,717               277           23,994
                        ---------------- ----------------- ----------------
                              $ 467,709          $ 41,062        $ 508,771
                        ================ ================= ================


5. Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poor's and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (2.860% at December 31, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002. As of December 31, 2004 and 2003, the Partnership had $8,997,000 and $15,759,000 outstanding under the program, respectively.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of he interest payment on the long term debt. As of December 31, 2004, the Partnership receives or pays interest on a notional principal of $9,381,285, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps were to coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

During the year, Accumulated Other Comprehensive Income ("AOCI") decreased by appproximately $598,000 of which approximately $593,000 was related to the decrease in the fair value of the interest rate swap and approximately $5,000 was related to the reclassification of AOCI to earnings (included in interest expense) due to hedge ineffectiveness and upon the discontinuance of the cash flow hedges because of debt prepayments. The Company redesignated a proportionate share of the interest rate swaps as cash flow hedges in relation to the remaining outstanding long-term debt. The change in fair value of the portion of interest rate swaps not designated as hedges will be recognized in earnings.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Other long-term debt (continued):

 Borrowings under the Program are as follows:

                                                                 Notional           Swap
                              Original          Balance          Balance            Value        Payment Rate on
                               Amount        December 31,      December 31,     December 31,     Interest Swap
           Date Borrowed      Borrowed           2004              2004             2004           Agreement
             4/1/1998         $ 21,770,000              $ -               $ -              $ -         *
             7/1/1998           25,000,000        1,811,000         1,824,322          (75,010)      6.155%
             10/1/1998          20,000,000        1,425,000         1,530,182          (17,886)      5.550%
             4/16/1999           9,000,000          995,000           998,434          (19,447)      5.890%
             1/26/2000          11,700,000        2,672,000         2,670,664         (153,984)      7.580%
             5/25/2001           2,000,000          527,000           582,705          (12,538)      5.790%
             9/28/2001           6,000,000        1,512,000         1,774,978          (14,021)      4.360%
             1/31/2002           4,400,000           55,000                 -                -         *
             2/19/2002           5,700,000                -                 -                -         *
                          ----------------- ---------------- ----------------- ----------------
                             $ 105,570,000      $ 8,997,000       $ 9,381,285       $ (292,886)
                          ================= ================ ================= ================

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

The long-term debt borrowings mature from 2004 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                                Debt             Debt                                               Rates on
          Year ending        Principal         Principal                                         Interest Swap
          December 31,        Swapped         Not Swapped        Interest           Total         Agreements**
                     2005      $ 5,405,000         $ 12,000         $ 404,456      $ 5,821,456  6.146%-6.450%
                     2006        2,033,000           43,000           167,037        2,243,037  6.593%-6.897%
                     2007        1,504,000                -            16,816        1,520,816  6.872%-6.879%
                          ----------------- ---------------- ----------------- ----------------
                               $ 8,942,000         $ 55,000         $ 588,309      $ 9,585,309
                          ================= ================ ================= ================

** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.860% at December 31, 2004).

In 2004, 2003 and 2002, the net effect of the interest rate swaps increased interest expense by $609,601, $952,386, and $955,401 respectively.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

AFS earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during each of the years ended December 31, 2004, 2003 and 2002:

                                                               2004              2003              2002
Equipment and incentive management fees to General Partner      $ 634,486         $ 889,571         $ 947,568
Cost reimbursements to General Partner                            801,634           849,984           859,415
                                                          ---------------- ----------------- -----------------
                                                              $ 1,436,120       $ 1,739,555       $ 1,806,983
                                                          ================ ================= =================

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2004, 2003, and 2002, the General Partner made such payments of $431,490, $353,570, and $194,447, respectively.

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2004, AFS had incurred approximately $926,000 of costs that are expected to be reimbursed to AFS by the Partnership in 2005 and 2006.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


7. Partners' capital:

As of December 31, 2004, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the of Limited Partnership Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each period.

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

                                DECEMBER 31, 2004


8. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                  2004             2003
         Transportation, rail                     30%               22%
         Transportation, other                    26%               21%
         Manufacturing                            14%               21%
         Municipalities                           13%               14%



During 2004, one customer comprised 16% of the Partnership's revenues from leases. During 2003, no customer comprised in excess of 10% of the Partnership's revenues from leases. During 2002, one customer comprised 11% of the Partnership's revenues from leases.


9. Line of credit:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $    75,000,000
Term loan to AFS as of December 31, 2004                                              (2,027,636)
                                                                                -----------------
Total available under the acquisition and warehouse facilities                        72,972,364

Amount borrowed by the Partnership under the acquisition  facility                   (13,500,000)
Amounts  borrowed by affiliated  partnerships  and limited  liability  companies under the
      acquisition facility                                                           (17,000,000)
                                                                                -----------------
Total remaining available under the acquisition and warehouse facilities         $    42,472,364
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

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.

                     ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


9. Line of credit (continued):

The Partnership borrowed $21,500,000, $21,500,000 and $19,500,000 under the line of credit during 2004, 2003 and 2002, respectively. Repayments on the line of credit were $21,500,000, $21,300,000 and $10,300,000 during 2004, 2003 and 2002, respectively. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at December 31, 2004 ranged from 4.18% to 5.25%.

10. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 2004 is $461,929.

Other long-term debt:

The carrying value of the Partnership's other long-term debt approximates its fair value at December 31, 2004 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

The carrying amounts of the Partnership's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded at fair value at December 31, 2004 and 2003.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


11. Comprehensive loss:

For the years ended December 31, 2004, 2003 and in 2002, other comprehensive loss consisted of the following:

                                                                                    2004              2003              2002
Net loss                                                                          $ (1,678,535)     $ (4,311,400)     $ (1,772,503)
Other comprehensive income:
   Reclassification adjustment for portion of swap liability charged
       to net loss                                                                       5,120                 -                 -
   Change in value of interest rate swap contracts                                     593,321           738,153          (298,354)
                                                                               ---------------- ----------------- -----------------
Comprehensive net loss                                                            $ (1,080,094)     $ (3,573,247)     $ (2,070,857)
                                                                               ================ ================= =================

There were no other sources of comprehensive net income (loss).


12. Selected quarterly data (unaudited):

                                                                March 31,         June 30,       September 30,      December 31,
Quarter ended                                                      2003             2003              2003              2003

Total revenues                                                    $ 7,999,426      $ 4,607,630       $ 5,009,446       $ 4,868,201
Net income (loss)                                                   $ 650,136         $ 95,361      $ (3,776,766)     $ (1,280,131)
Net income (loss) per Limited Partnership unit                         $ 0.02          $ (0.01)          $ (0.27)          $ (0.11)

                                                                March 31,         June 30,       September 30,      December 31,
Quarter ended                                                      2004             2004              2004              2004

Total revenues                                                    $ 4,225,576      $ 4,661,072       $ 2,959,653       $ 3,319,277
Net income (loss)                                                $ (1,593,374)       $ 638,249        $ (343,332)       $ (380,078)
Net income (loss) per Limited Partnership unit                        $ (0.12)          $ 0.03           $ (0.03)          $ (0.04)


13. Commitments:

At December 31, 2004, the Partnership had no commitments to purchase lease assets.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


14. Reserves, impairment losses and provision for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                         Reserve for      Allowance for
                                          losses and        doubtful
                                         impairments        accounts
    Balance December 31, 2001              $    504,227        $ 118,067
    Provision                                 2,111,593          285,000
    Charge offs                              (2,615,820)               -
                                       ----------------- ----------------
    Balance December 31, 2002                         -          403,067
    Provision                                 5,290,639          516,794
    Charge offs                              (5,290,639)        (394,981)
                                       ----------------- ----------------
    Balance December 31, 2003                         -          524,880
    Provision                                   455,366          313,892
    Charge offs                                (455,366)        (297,892)
                                       ----------------- ----------------
    Balance December 31, 2004                       $ -        $ 540,880
                                       ================= ================

In 2003 it came to the Partnership's attention that the amounts recorded for impairments of covered rail hopper cars as of December 31, 2002 was understated by $518,000. During the three months ended March 31, 2003, the Partnership recorded additional impairment losses of $518,000 to correct the accounting for the transaction. The Partnership does not believe that this amount is material to the period in which it should have been recorded, nor that it is material to the Partnership's operating results for the year ending December 31, 2003.

The impact on 2002 would be a reduction of members' equity and an increase of the net loss of $518,000 ($0.03 per Limited Partnership unit). Net loss for the year ended December 31, 2003 would be decreased by $518,000 ($0.03 per Limited Partnership unit).

15. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

16. Subsequent Events:

During the year ended December 31, 2004, the Partnership settled a legal dispute with Cargill Inc. in which the Partnership was seeking unspecified damages from Cargill, Inc. for failure to perform certain responsibilities relating to the equipment under the lease agreement. Subsequent to the year end, the Partnership received a court order to receive $625,000 under this settlement.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES

None


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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

All of the outstanding capital stock of AFS is held by ATEL Capital Group ("ACG"), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ACG as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ACG, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ACG in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ACG, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ACG in 1986 as controller. Prior to joining ACG, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ACG in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2002 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

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

See Note 6 to the financial statements included in Item 8 of this report for amounts paid for equipment management fees and incentive management fees.

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

See Note 7 to the financial statements included in Item 8 of this report for amounts paid.

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

Equipment Re-lease Fee

As compensation for providing re-leasing service, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such service relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such service to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing service in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management service. To date, $35,140 has been accrued and is unpaid.

General Partner's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined so as to bring AFS's ending capital account balance to zero at the end of each period. See financial statements included in Item 8, Part II of this report for amounts allocated to AFS in 2004, 2003 and 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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
                                                   Name and Address of               Amount and Nature of             Percent
     Title of Class                                 Beneficial Owner                 Beneficial Ownership             of Class

Limited Partnership Units                      Dean Cash                         Initial Limited Partner Units             0.0002%
                                            600 California Street, 6th Floor   25 Units ($250)
                                                 San Francisco, CA 94108       (owned by wife)

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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                             2004             2003
    Audit fees                          $       161,017  $         58,413
    Audit related fees                                -                 -
    Tax fees                                     31,478            31,600
    Other                                             -                 -
                                       ----------------- ----------------
                                              $ 192,495         $ 90,013
                                       ================= ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)    Financial Statements and Schedules

       1. Financial Statements

          Included in Part II of this report:

          Report of Independent Registered Public Accounting Firm

          Balance Sheets at December 31, 2004 and 2003

          Statements of Operations for the years ended December 31, 2004, 2003 and 2002

          Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002

          Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          Notes to Financial Statements

       2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b) Reports on Form 8-K for the fourth quarter of 2004

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



               Date:      3/29/2005

                      ATEL Capital Equipment Fund VII, L.P.
                                  (Registrant)


                      By: ATEL Financial Services, LLC,
                          General Partner of Registrant



                      By:   /s/ Dean Cash
                           -----------------------------------------
                           Dean Cash,
                           President and Chief Executive Officer of
                           ATEL Financial Services, LLC (General
                           Partner)




                      By:  /s/ Paritosh K. Choksi
                           -----------------------------------------
                           Paritosh K. Choksi,
                           Executive Vice President of ATEL
                           Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                       CAPACITIES                               DATE



       /s/ Dean Cash      President, Chairman and Chief Executive      3/29/2005
-------------------------  officer of ATEL Financial  Services, LLC
        Dean Cash



  /s/ Paritosh K. Choksi  Executive Vice President and director of     3/29/2005
-------------------------  ATEL Financial  Services, LLC, principal
    Paritosh K. Choksi     financial officer of registrant; principal
                           financial officer and director of ATEL
                           Financial Services, LLC



 /s/ Donald E. Carpenter Principal accounting officer of registrant; 3/29/2005 ------------------------- principal accounting officer of ATEL
   Donald E. Carpenter     Financial Services, LLC






No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.