Form 10QSB
period 2005-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2005-05-16
CIK 1019542

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005

                       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the transition period from     to
                                                          -----  -----


                        Commission File number 000-24175

                      ATEL Capital Equipment Fund VII, L.P,
             (Exact name of registrant as specified in its charter)

California                                                           94-3248318
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

  State the issuer's revenues for the most recent fiscal year: $15,165,578

  The number of Limited Partnership Units outstanding as of March 31, 2005 was 14,999,550.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     ATEL CAPITAL EQUIPMENT FUND VII, L. P.



                                      Index



  Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

     Balance Sheet, March 31, 2005.

     Statement of Operations for the three month periods ended March 31, 2005 and 2004.

     Statements of Changes in Partners' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

     Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

  Item 5. Other Information

  Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS


Cash and cash equivalents                                                  $    1,205,373
Accounts receivable, net of allowance for doubtful accounts of $584,330         1,125,538
Other assets                                                                      151,212
Investments in equipment and leases                                            51,280,876
                                                                        -------------------
Total assets                                                               $   53,762,999
                                                                        ===================


           LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                                       $         398,018

Other long-term debt                                                            7,557,000

Line of credit                                                                 13,500,000

Accounts payable and accruals:
   General Partner                                                                766,111
   Other                                                                          310,853

Accrued interest payable                                                           15,724
Interest rate swap contracts                                                      184,349
Unearned operating lease income                                                   490,341
                                                                        -------------------
Total liabilities                                                              23,222,396

Partners' capital:
     Accumulated other comprehensive loss                                        (263,190)
     Partners' capital                                                         30,803,793
                                                                        -------------------
Total Partners' capital                                                        30,540,603
                                                                        -------------------

Total liabilities and Partners' capital                                 $      53,762,999
                                                                        ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

Revenues:                                                                                      2005                    2004
                                                                                               ----                    ----
Leasing activities:
   Operating leases                                                                     $      3,379,137       $     4,179,569
   Direct financing leases                                                                       128,494               103,716
   Gain (loss) on sales of assets                                                                518,241              (91,915)
Interest income                                                                                    2,124                 1,160
Other                                                                                             21,573                33,046
                                                                                       -------------------    -------------------
                                                                                               4,049,569             4,225,576
Expenses:
Depreciation of operating lease assets                                                         2,354,194             3,038,259
Cost reimbursements to General Partner                                                           761,739               763,872
Impairment losses                                                                                      -               455,367
Interest expense                                                                                 251,611               452,377
Railcar maintenance                                                                               53,034               385,274
Marine vessel maintenance and other operating cost                                               315,942                     -
Equipment and incentive management fees to General Partner                                       116,154               156,212
Professional fees                                                                                 67,360                86,737
Insurance                                                                                         53,559                72,317
Equipment storage                                                                                 13,850                69,732
Other management fees                                                                             38,088                65,639
Provision for doubtful accounts                                                                   47,500                77,000
Fair value adjustments on interest rate swap contracts                                          (83,961)                     -
Amortization of initial direct costs                                                               8,711                11,155
Other                                                                                             94,651               185,009
                                                                                       -------------------    -------------------
                                                                                               4,092,432             5,818,950
                                                                                       -------------------    -------------------
Net loss                                                                                $       (42,863)       $   (1,593,374)
                                                                                       ===================    ===================

Net income (loss):
   General Partner                                                                      $         61,206       $       213,941
   Limited Partners                                                                            (104,069)           (1,807,315)
                                                                                       -------------------    -------------------
                                                                                        $       (42,863)       $   (1,593,374)
                                                                                       ===================    ===================


Net loss per Limited Partnership Unit                                                   $         (0.00)       $        (0.12)

Weighted average number of Units outstanding                                                  14,995,550            14,995,550


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2005
                                   (Unaudited)


                                                                                            Accumulated Other
                                                                                              Comprehensive
                                           Limited Partners              General Partner      Income (Loss)          Total
                                           ----------------                      -------      -------------          -----
                                       Units              Amount
                                       -----             ------

Balance December 31, 2003         14,995,550        $   42,292,230       $         -      $   (886,207)        $   41,406,023

Distributions to Limited
  Partners ($0.55 per Unit)                -            (8,261,432)                -                 -            (8,261,432)
Distributions to General
  Partner                                  -                     -        ((681,964)                 -              (681,964)
Reclassification adjustment
  for portion of swap
  liability charged to net
  income                                   -                     -                 -             5,120                  5,120
Unrealized change in value
  of interest rate swap
  contracts                                -                     -                 -           593,321                593,321
Net income (loss)                          -            (2,360,499)          681,964                 -            (1,678,535)
                                --------------    ------------------    ------------     ----------------     -----------------
Balance December 31, 2004         14,995,550            31,670,299                 -          (287,766)            31,382,533

Distributions to Limited
  Partners ($0.05 per Unit)                -             (762,437)                 -                 -              (762,437)
Distributions to General
  Partner                                  -                    -           (61,206)                 -               (61,206)
Reclassification adjustment
  for portion of swap
  liability charged to net
  income                                   -                    -                  -            24,576                 24,576
Net income (loss)                          -             (104,069)            61,206                 -               (42,863)
                                --------------    ------------------    ------------     ----------------     -----------------
Balance March 31, 2005            14,995,550           30,803,793                  -          (263,190)            30,540,603
                                ==============    ==================    ============     ================     =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                            2005                     2004
                                                                                            ----                     ----
  Operating activities:
Net loss                                                                                $      (42,863)        $  (1,593,374)
Adjustment to reconcile net loss  to net cash provided by operating activities:
   Depreciation of operating lease assets                                                     2,354,194            3,038,259
   Amortization of initial direct costs                                                           8,711               11,155

   Impairment losses                                                                                  -              455,367

   Provision for doubtful accounts                                                               47,500               77,000
   (Gain)/Loss on sales of lease assets                                                       (518,241)               91,915
Changes in operating assets and liabilities:
      Accounts receivable                                                                        84,846              761,282
      Other assets                                                                             (14,265)              (44,897)
      Accounts payable, General Partner                                                         307,651             (319,041)
      Accounts payable, other                                                                 (220,184)             (379,983)
      Accrued interest payable                                                                 (45,999)               (6,184)
      Interest rate swap contracts                                                             (83,961)               70,193
      Unearned lease income                                                                      91,647              295,324
                                                                                     --------------------     -----------------
Net cash provided by operating activities                                                     1,969,036            2,457,016
                                                                                     --------------------     -----------------

Investing activities:
Reduction of net investment in direct financing leases                                          281,472              503,857
Proceeds from sales of assets                                                                   785,943            1,087,555
Purchase of capital improvement                                                               (720,367)              -
                                                                                     --------------------     -----------------
Net cash provided by investing activities                                                       347,048            1,591,412
                                                                                     --------------------     -----------------

Financing activities:
Distributions to Limited Partners                                                             (762,437)           (2,636,713)
Borrowings under line of credit                                                               1,500,000            2,800,000
Repayments of borrowings under line of credit                                               (1,500,000)           (1,800,000)
Repayments of other long-term debt                                                          (1,440,000)           (1,695,000)
Repayments of non-recourse debt                                                                (69,691)             (592,767)
Distributions to General Partners                                                              (61,206)             (213,941)
                                                                                     --------------------     -----------------
Net cash used in financing activities                                                       (2,333,334)           (4,138,421)
                                                                                     --------------------     -----------------

Net decrease in cash and cash equivalents                                                      (17,250)              (89,993)

Cash and cash equivalents at beginning of period                                              1,222,623              835,628
                                                                                     --------------------     -----------------
Cash and cash equivalents at end of period                                              $     1,205,373        $     745,635
                                                                                     ====================     =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                $       297,610        $     458,561

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts                                    $             -        $      83,199
                                                                                     ====================     =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  Certain prior year balances have been reclassified to conform to the current period presentation.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

  Revenue recognition:

  Operating leases
  Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies (continued):

  Direct finance leases
  Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

  Notes receivable
  Income from notes receivable is reported using the financing method of accounting. The Partnership's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

  Initial direct costs:

  The  Partnership   capitalizes   initial  direct  costs  associated  with  the
  acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

  Segment Reporting:

  The Partnership adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.


  2. Organization and partnership matters:

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

  The Partnership's business consists of leasing various types of equipment. As of March 31, 2005, the original terms of the leases ranged from six months to ten years.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

2.       Organization and partnership matters (continued):

  Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership. AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

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

  3. Investment in equipment and leases:

  The Partnership's Investments in equipment and leases consists of the following:

                                                                   Depreciation/
                                                                   Amortization
                                                                    Expense or
                                                                  Amortization of     Reclassifications &      Balance March,
                                             Balance December     Direct Financing       Additions/
                                                 31, 2004             Leases            (Dispositions)         31, 2005
                                                     ----             ------            --------------             ----

Net investment in operating leases           $   46,674,048     $  (2,354,194)         $ 1,004,023        $    45,323,877
Net investment in direct financing lease          2,745,719           (281,472)                  -              2,464,247
Assets held for sale or lease, net of
  accumulated depreciation of $5,498,524
  in 2005 and $4,796,259 in 2004                  3,376,017                   -             61,326              3,437,343
Initial direct costs, net of accumulated
  amortization of $999,845 in 2005 and
  $991,134 in 2004                                   64,120             (8,711)                  -                 55,409
                                           ------------------     ---------------    ---------------    -----------------
                                             $   52,859,904     $  (2,644,377)         $  1,065,349       $    51,280,876
                                           ==================     ===============    ===============    =================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  3. Investment in leases (continued):

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the three month period ended March 31, 2004, management determined that the value of certain refuse and other vehicles had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded provisions for the declines in value of those assets in the amounts of $455,367. No assets were identified as impaired during management's review for the three month period ended March 31, 2005.

  Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                       2005               2004
                                       ----               ----
  Depreciation expense             $     2354,194    $    3,038,259
  Impairment losses                             -           455,367
                                   --------------    --------------
                                   $    2,354,194    $    3,493,626
                                   ==============    ==============

  Net investment in operating leases:

  Property on operating leases consists of the following:

                                           Balance            Depreciation        Reclassifications            Balance
                                                                                          &
                                         December 31,                                 Additions/            March 31,
                                             2004                Expense            (Dispositions)             2005
                                             ----                -------             -------------            ----

Transportation                     $        94,975,087       $              -    $     (14,849,800)    $        80,125,287
Construction                                 7,954,379                      -             (145,087)              7,809,292
Marine vessels/barges                        5,664,792                      -           16,006,669              21,671,461
Mining equipment                             4,699,575                      -                    -               4,699,575
Manufacturing                                3,870,348                      -           (3,500,000)                370,348
Communications                                 140,380                      -                    -                 140,380
Materials handling                           3,447,312                      -           (1,383,386)              2,063,926
Office automation                            3,521,046                      -                    -               3,521,046
Other                                        3,956,466                      -              (62,270)              3,894,196
                                  ---------------------      -----------------    -----------------    --------------------
                                           128,229,385                      -           (3,933,874)            124,295,511
Less accumulated depreciation              (81,555,337)            (2,354,194)           4,937,897             (78,971,634)
                                  ---------------------      -----------------    -----------------    --------------------
                                   $        46,674,048       $     (2,354,194)    $      1,004,023     $        45,323,877
                                  =====================      =================    =================    ====================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  3. Investment in leases (continued):

  The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

                  Equipment category                        Useful Life
                  ------------------                        -----------
                  Mining equipment                            30 - 40
                  Marine vessels/barges                       20 - 30
                  Manufacturing                               10 - 20
                  Materials Handling                           7 - 10
                  Transportation                               7 - 10
                  Construction                                 7 - 10
                  Office automation                            3 - 5
                  Communications                               3 - 5
                  Other                                        3 - 5

  Net investment in direct financing leases:

  Investment in direct financing leases consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership's investment in direct financing leases as of March 31, 2005:

  Total minimum lease payments receivable                     $     2,416,444
  Estimated residual values of leased equipment (unguaranteed)      1,106,650
                                                              ----------------
  Investment in direct financing leases                             3,523,094
  Less unearned income                                             (1,058,847)
                                                              ----------------
  Net investment in direct financing leases                   $     2,464,247
                                                              ================


  At March 31, 2005, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

                                    Operating Leases          Direct Financing             Total
                                              ------                                       -----
                                                                   Leases
Nine months ending December 31, 2005 $     6,816,863    $           1,001,747   $         7,818,610
       Year ending December 31, 2006       6,091,662                  708,415             6,800,077
                                2007       4,816,508                  512,748             5,329,256
                                2008       3,512,875                  193,534             3,706,409
                                2009       3,064,783                        -             3,064,783
                                2010         150,166                        -               150,166
                          Thereafter         225,249                        -               225,249
                                     ------------------     -------------------    -------------------
                                      $ 24,678,106           $        2,416,444     $    27,094,550
                                     ==================     ===================    ===================

All of the equipment on leases was acquired in 1997, 1998, 1999, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  4.  Non-recourse debt:

  Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes are fixed and range from 5.5% to 7.0%. At March 31, 2005, the carrying value of the pledged assets was $789,566. The notes mature from 2005 through 2008.

  Future minimum payments of non-recourse debt are as follows:

                                            Principal             Interest            Total
Nine months ending December 31, 2005     $       181,895       $      16,431       $     198,326
       Year ending December 31, 2006             101,568              11,462             113,030
                                2007              90,838               5,141              95,979
                                2008             23,717                 277              23,994
                                       --- -------------     --- -----------     --- -----------
                                         $       398,018       $      33,311       $     431,329
                                       === =============     === ===========     === ===========


  5. Other long-term debt:

  In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poor's and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (3.30% at March 31, 2005), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

  The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2005, the Partnership receives or pays interest on a notional principal of $7,867,323 based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

  The Partnership had utilized hedge accounting as prescribed under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in prior periods. Beginning in the quarter ended March 31, 2005, the Partnership is discontinuing hedge accounting and will recognize any future gain/loss in the statement of operations. Previous amounts recorded in Accumulated Other Comprehensive Income related to the interest rate swaps will be recognized in earnings when the previously hedged items impact earnings.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  5. Other long-term debt (continued):

  Borrowings under the Program are as follows:

     Date Borrowed          Original            Balance March            Notional                Swap           Payment Rate
          --------
                                                                         Balance                                On Interest
                                                                        March 31,                Value              Swap
                        Amount Borrowed           31, 2005                 2005             March 31, 2005       Agreement
                              --------               ----                 ----                       ----       ---------
        4/1/1998      $      21,770,000     $              -     $                 -     $              -          **
        7/1/1998             25,000,000            1,640,000               1,653,213             (47,181)        6.155%
       10/1/1998             20,000,000              965,000               1,055,135              (7,649)        5.550%
       4/16/1999              9,000,000              839,000                 843,142             (10,505)        5.890%
       1/26/2000             11,700,000            2,414,000               2,411,212            (107,479)        7.580%
       5/25/2001              2,000,000              430,000                 472,526              (6,790)        5.790%
       9/28/2001              6,000,000            1,217,000               1,432,095              (4,745)        4.360%
       1/31/2002              4,400,000               52,000                       -                    -          *
       2/19/2002              5,700,000                    -                       -                    -          *
                     ------------------    -----------------    --------------------    -----------------
                      $     105,570,000     $      7,557,000     $         7,867,323     $      (184,349)
                     ==================    =================    ====================    =================


  * Under the terms of the Program, no interest rate swap agreements were required for these borrowings. ** Interest rate swap terminated in prior period.

  Other long-term debt borrowings mature from 2005 through 2007. Future minimum principal payments are as follows:

                                     Swapped               Debt             Interest             Total           Rates on
                                                                            --------             -----
                                       Debt             Principal                                              Interest Swap
                                    Principal          Not Swapped                                             Agreements***
                                    ---------              -------                                             -------------
    Nine months ending
    December 31, 2005            $     3,968,000      $       9,000      $     271,940      $    4,248,940         6.212%-6.450%
      Year ending December 31,
                          2006         2,033,000             43,000            167,037           2,243,037         6.593%-6.897%
                          2007         1,504,000                  -             16,816           1,520,816         6.872%-6.879%
                               -----------------   ----------------    ---------------    ----------------
                                 $     7,505,000      $      52,000      $     455,793      $    8,012,793
                               =================   ================    ===============    ================



  *** Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (3.30% at March 31, 2005).

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


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

  Cost reimbursements to the General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Partnership or (ii) the amount the Partnership would be required to pay independent parties for comparable administrative services in the same geographic location.

  Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

                                                                2005              2004
                                                                ----              ----

  Equipment and incentive management fees to General Partner  $     116,154      $      156,212
  Cost reimbursements to General Partner                            761,739             763,872
                                                             --------------     ---------------
                                                              $     877,893      $      920,084
                                                             ==============     ===============

  The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the General Partner made such payments of $110,215 and $76,251, respectively.

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  7. Financing arrangement:

  The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement                                                      $  75,000,000
Term loan to AFS as of March 31, 2005                                                                         (1,482,182)
                                                                                                           ---------------
Total available under the acquisition and warehouse facilities                                                 73,517,818

Amount borrowed by the Partnership under the acquisition facility                                             (13,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility     (2,500,000)
                                                                                                           ---------------
Total remaining available under the acquisition and warehouse facilities                                    $  57,517,818
                                                                                                           ===============

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

  The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2005.

  The acquisition line of credit consists of five notes as of March 31, 2005. Any or the entire principal balances may be repaid then re-borrowed, on notes with maturities ranging from one day to six months, until the line is terminated in June 2006. As of March 31, 2005 the interest rates on the associated balances consisted of the following:

                           Loan amount          Interest
                                                 rate
                       $           500,000      5.75 %
                                 1,000,000      4.62 %
                                 9,500,000      4.62 %
                                 1,000,000      4.75 %
                                 1,500,000      4.75 %
                       ---------------------
                       $        13,500,000
                       =====================

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  8.  Comprehensive income (loss):

          For the three month periods ended March 31, 2005 and 2004, other comprehensive income (loss) consisted of the following:

                                                      2005          2004
  Net income (loss)                                $  (42,863)   $  (1,593,374)
  Other comprehensive income:
  Change in value of interest rate swap contracts           -           83,199
                                                  ------------  ---------------
  Comprehensive net income (loss)                  $  (42,863)   $  (1,510,175)
                                                  ============  ===============

  There were no other sources of comprehensive net (loss) income.


  9.  Partners' Capital:

  As of March 31, 2005, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

  The Partnership's Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2004 and 2003. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each period.

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

                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  9.  Partners' Capital (Continued):

  Distributions to the Limited Partners were as follows:

                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                    2005                2004
                                                    ----                ----
  Distributions                                $         762,437    $       2,636,713
  Weighted average number of Units outstanding        14,995,550           14,995,550
  Weighted average distributions per Unit      $            0.05    $            0.18


  10.  Guarantees:

  The Partnership enters into contracts that contain a variety of indemnifications. The Partnership's maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership's similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

  Capital Resources and Liquidity

  During the first quarter of 2005 and 2004, the Partnership's primary activity was engaging in equipment leasing and sales activities.

  In the first quarter of 2005, the Partnership's primary source of liquidity was operating lease rents. In the first quarter of 2004, the Partnership's primary source of cash flows was from the proceeds of sales of lease assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

  As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS' success in re-leasing or selling the equipment as it comes off lease.

  The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement                                                      $  75,000,000
Term loan to AFS as of March 31, 2005                                                                         (1,482,182)
                                                                                                           ---------------
Total available under the acquisition and warehouse facilities                                                 73,517,818

Amount borrowed by the Partnership under the acquisition facility                                             (13,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility     (2,500,000)
                                                                                                           ---------------
Total remaining available under the acquisition and warehouse facilities                                    $  57,517,818
                                                                                                           ===============

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

  To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services LLC ("AFS"), ATEL Leasing Corporation ("ALC"), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity's pro-rata share in the warehousing trust estate. The "pro-rata share" is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

  The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2005.

  The Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners. At March 31, 2005, the Partnership had no commitments to purchase lease assets.

  The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

  In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor's and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The Partnership's ability to borrow under the program expired in February 2002. As of March 31, 2005, the Partnership had $7,557,000 outstanding under the receivables funding program.

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

  If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership's debt obligations, see Notes 4, 5, and 7 in the notes to the financial statements in
  Item 1.

  Cash Flows

  In the first quarter of 2005 and 2004, the primary source of cash from operating activities was rents from operating leases. Cash from operating activities was almost entirely from operating lease rents in both quarters.

  In the first quarter of 2005 and 2004, the only sources of cash from investing activities was proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Partnership's net investment in direct financing leases. In the first quarter of 2005, proceeds from sales of lease assets decreased from $1,087,555 to $785,943 compared to the first quarter of 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. In the first quarter of 2005, the Partnership invested $720,367 on capital improvements related to marine vessels.

  In the first quarters of 2005 and 2004, the only source of cash from financing activities was borrowings under the line of credit. Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Repayments of borrowings under the line of credit decreased from $1,800,000 in the first quarter of 2004 to $1,500,000 in the first quarter of 2005. Most of the proceeds from the sales of lease assets in the first quarter of 2005 were used to repay borrowings on the line of credit.

  Results of operations

  Operations resulted in a net loss of $42,863 in the first quarter of 2005 compared to a net loss of $1,593,374, in the first quarter of 2004. The Partnership's primary source of revenues is from operating leases. This is expected to remain true in future periods. Operating lease revenues have decreased quarter to quarter primarily as a result of net asset dispositions. Lower lease rates realized on renewals have also contributed to the decrease. Depreciation expense is the single largest expense of the Partnership. Depreciation is related to operating lease assets and thus, to operating lease revenues.

  In the first quarter of 2005, sales of lease assets resulted in a gain of $518,241 compared to a loss of $91,915 in the first quarter of 2004. Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership's goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

  Equipment management fees are based on the Partnership's rental revenues and have decreased in relation to decreases in the Partnership's revenues from leases. Such fees decreased from $150,868 in the first quarter of 2004 to $116,154 in the first quarter of 2005. Incentive management fees are based on the levels of distributions to Limited Partners and the sources of the cash distributed. The Partnership recorded incentive management fees of $5,343 in the first quarter of 2004. No fee was recorded for the first quarter of 2005.

  The decrease in interest expense from $452,377 in the first quarter of 2004 to $251,611 in the first quarter of 2005 is related to the reduction of total outstanding debt as a result of scheduled payments and other debt paydowns.
  Total debt balances were reduced from $29,557,636 at March 31, 2004 to $21,455,018 at March 31, 2005, a decrease of $8,102,618.

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the three month period ended March 31, 2004, management determined that the value of a fleet certain refuse and other vehicles in 2004 had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the estimated amounts of rental payments that these assets could command. Management recorded a provision for the decline in value of those assets in the amount of $455,367 for the three months ended March 31, 2004. As of March 31, 2005 and 2004, no assets were identified as impaired during the review of its assets on leases and assets held for lease or sale.

  Railcar maintenance decreased from $385,274 in the first quarter of 2004 to $53,034 in the first quarter of 2005. However, the Partnership recorded $315,942 related to maintenance of two marine vessels in the first quarter of 2005. These vessels came off lease in the second quarter of 2004 and placed back on lease in the first quarter of 2005.

  The provision for doubtful accounts decreased from $77,000 in the first quarter of 2004 to $47,500 in the first quarter of 2005. Most of the provision in the first quarter of 2004 related to the bankruptcy of a single lessee.

  Other expenses decreased from $185,009 in the first quarter of 2004 to $94,651 in the first quarter of 2005 due to the absence of a payment of carrying costs to the General Partner for warehoused leases related to prior periods that occurred in the first quarter of 2004.

  Item 3.  Controls and procedures.


  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Partnership's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership's financial statements. Specifically, the Partnership's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Partnership as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner's chief executive and chief financial officers to ensure the adequacy of the Partnership's disclosure and accounting controls and procedures.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

  Date:
  May 13, 2005


                      ATEL CAPITAL EQUIPMENT FUND VII, L.P.
                                  (Registrant)




                                         By: ATEL Financial Services LLC
                                             General Partner of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of General Partner




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant




By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller