Form 10QSB
period 2005-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2005-08-15
CIK 1019542

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒                                 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐                                 Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-24175

ATEL Capital Equipment Fund VII, L.P,

(Exact name of registrant as specified in its charter)

California	94-3248318
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Limited Partnership Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the issuer’s revenues for the most recent fiscal year: $15,165,578

The number of Limited Partnership Units outstanding as of June 30, 2005 was 14,995,550.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

JUNE 30, 2005
(Unaudited)

ASSETS
Cash and cash equivalents	$1,760,165
Accounts receivable, net of allowance for doubtful accounts of $663,568	991,493
Other assets	88,789
Investments in equipment and leases, net	47,608,788
Total assets	$50,449,235

LIABILITIES AND PARTNERS’ CAPITAL

Non-recourse debt	$327,164
Other long-term debt	6,073,000
Line of credit	10,500,000
Accounts payable and accruals:
General Partner	947,094
Other	667,087
Accrued interest payable	61,499
Interest rate swap contracts	152,175
Unearned operating lease income	268,568
Total liabilities	18,996,587

Partners’ capital:
Accumulated other comprehensive loss	(238,614)
Partners’ capital	31,691,262
Total Partners’ capital	31,452,648

Total liabilities and Partners’ capital	$50,449,235

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$8,019,595	$8,012,164	$4,640,458	$3,832,595
Direct financing leases	269,092	238,873	140,597	135,157
Gain on sales of assets	527,091	514,857	8,850	606,772
Interest income	13,881	1,689	11,758	529
Other	48,283	119,065	26,710	86,019
	8,877,942	8,886,648	4,828,373	4,661,072

Expenses:
Depreciation of operating lease assets	4,508,207	5,820,844	2,154,013	2,782,585
Cost reimbursements to General Partner	773,693	777,131	11,954	13,259
Impairment losses	—	455,367	—	—
Interest expense	576,781	765,412	325,170	313,035
Other management fees	217,790	119,400	179,702	53,761
Railcar and equipment maintenance	396,877	608,979	256,177	223,705
Marine vessel maintenance and other operating cost	762,428	—	534,152	—
Equipment and incentive management fees to General Partner	207,597	339,017	91,443	182,805
Insurance	94,509	91,148	40,949	18,831
Equipment storage	26,134	104,559	12,284	34,827
Professional fees	132,085	244,763	64,725	158,026
Provision for (recovery of) doubtful accounts	126,738	71,437	79,238	(5,563)
Franchise fees and state taxes	100,755	94,267	100,755	95,521
Fair value and reclassification adjustments on interest rate contracts	(91,559)	—	(7,598)	—
Amortization of initial direct costs	17,476	22,311	8,765	11,156
Other	183,826	327,138	89,176	140,875
	8,033,337	9,841,773	3,940,905	4,022,823
Net income (loss)	$844,605	$(955,125)	$887,468	$638,249

Net income (loss):
General Partner	$61,206	$413,851	$—	$199,910
Limited Partners	783,399	(1,368,976)	887,468	438,339
	$844,605	$(955,125)	$887,468	$638,249

Net income (loss) per Limited Partnership unit	$0.05	$(0.09)	$0.06	$0.03
Weighted average number of units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE
SIX MONTH PERIOD ENDED
JUNE 30, 2005
(Unaudited)

				Accumulated
				Other
	Limited Partners		General	Comprehensive
	Units	Amount	Partner	Income/(Loss)	Total

Balance December 31, 2003	14,995,550	$42,292,230	$—	$(886,207)	$41,406,023

Distributions to Limited Partners ($0.55 per Unit)	—	(8,261,432)	—	—	(8,261,432)
Distributions to General Partner	—	—	(681,964)	—	(681,964)
Reclassification adjustment for portion of swap liability charged to net income	—	—	—	5,120	5,120
Unrealized change in value of interest rate swap contracts	—	—	—	593,321	593,321
Net income (loss)	—	(2,360,499)	681,964	—	(1,678,535)
Balance December 31, 2004	14,995,550	31,670,299	—	(287,766)	31,382,533

Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,206)	—	(61,206)
Reclassification adjustment for portion of swap liability charged to net income	—	—	—	49,152	49,152
Net income	—	783,399	61,206	—	844,605
Balance June 30, 2005	14,995,550	$31,691,261	$—	$(238,614)	$31,452,647

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$844,605	$(955,125)	$887,468	$638,249
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation of operating lease assets	4,508,207	5,820,844	2,154,013	2,782,585
Amortization of initial direct costs	17,476	22,311	8,765	11,156
Fair value and reclassification adjustments on interest rate swap contracts	(91,559)	12,447	(7,598)	(57,746)
Impairment losses	—	455,367	—	—
Provision for doubtful accounts	126,738	71,437	79,238	(5,563)
Gain on sales of assets	(527,091)	(514,857)	(8,850)	(606,772)
Changes in operating assets and liabilities:
Accounts receivable	139,652	787,096	54,806	25,814
Other assets	43,486	(41,402)	57,751	3,495
Accounts payable, General Partner	488,634	245,331	180,983	564,372
Accounts payable, other	136,050	(328,384)	356,234	68,995
Accrued interest payable	(224)	17,040	45,775	23,224
Unearned operating lease income	(130,128)	81,772	(221,775)	(213,552)
Net cash provided by operating activities	5,555,846	5,673,877	3,586,810	3,234,257

Investing activities:
Proceeds from sales of assets	2,087,652	3,470,454	1,301,709	2,382,899
Reduction of net investment in direct financing leases	502,599	941,678	221,127	437,821
Purchases of equipment on operating leases	(720,367)	—	—	—
Net cash provided by investing activities	1,869,884	4,412,132	1,522,836	2,820,720

See accompanying notes.

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Financing activities:
Borrowings under the line of credit	1,500,000	5,900,000	—	3,100,000
Repayments of borrowings under the line of credit	(4,500,000)	(5,900,000)	(3,000,000)	(4,100,000)
Repayments of other long-term debt	(2,924,000)	(3,455,000)	(1,484,000)	(1,760,000)
Repayments of non-recourse debt	(140,545)	(982,725)	(70,854)	(389,958)
Distributions to Limited Partners	(762,437)	(4,511,325)	—	(1,874,612)
Distributions to General Partner	(61,206)	(413,851)	—	(199,910)
Net cash used in financing activities	(6,888,188)	(9,362,901)	(4,554,854)	(5,224,480)

Net increase in cash and cash equivalents	537,542	723,108	554,792	830,497
Cash and cash equivalents at beginning of period	1,222,623	835,628	1,205,373	728,239
Cash and cash equivalents at end of period	$1,760,165	1,558,736	$1,760,165	1,558,736

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$577,005	$748,372	$279,395	$289,811

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts	$140,711	$403,049	$32,174	$319,850

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

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

The General Partner of the Partnership is ATEL Financial Services LLC (“AFS”).  Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership’s business consists of leasing various types of equipment. As of June 30, 2005, the original terms of the leases ranged from six months to ten years.

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership.  AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold.  The Partnership is governed by its Limited Partnership Agreement.

The Partnership is in its liquidation phase and is making distributions on an annual basis.

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X.  The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes.  Therefore, actual results could differ from those estimates.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior year balances have been reclassified to conform to the current period presentation.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost.  Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.   An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.   The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents.  The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.   Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals.   The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting.  The Partnership’s investment in notes receivable is reported as the present value of the future note payments.  The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

Initial direct cost of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases, or on a straight-line basis for operating leases.

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

3.  Investment in equipment and leases:

The Partnership’s Investments in equipment and leases consists of the following:

		Depreciation/
		Amortization
		Expense or
		Amortization	Reclassfications
	Balance	of Direct	&	Balance
	December 31,	Financing	Additions/	June 30,
	2004	Leases	(Dispositions)	2005

Net investment in operating leases	$46,674,048	$(4,508,207)	$(229,216)	$41,936,625
Net investment in direct financing leases	2,745,719	(494,140)	(19,999)	2,231,580
Assets held for sale or lease, net of accumulated depreciation of $6,110,475 in 2005 and $4,796,259 in 2004	3,376,017	—	17,922	3,393,939
Initial direct costs, net of accumulated amortization of $222,186 in 2005 and $ in 2004 amortization of $1,005,006 in 2005 and $991,134 in 2004	64,120	(17,476)	—	46,644
	$52,859,904	$(5,019,823)	$(231,293)	$47,608,788

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the six month period ended June 30, 2004, management determined that the value of certain refuse and other vehicles had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded provisions for the declines in value of those assets in the amounts of $455,367. No assets were identified as impaired during management’s review for the six month period ended June 30, 2005.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets.  Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the six and three month periods ended June 30:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$4,508,207	$5,820,844	$2,154,013	$2,782,585
Impairment losses	—	455,367	—	—
	$4,508,207	$6,276,211	$2,154,013	$2,782,585

Net investment in operating leases:

Property on operating leases consists of the following:

			Reclassifications
	Balance		&	Balance
	December 31,		Additions/	June 30,
	2004	Additions	(Dispositions)	2005
Transportation	$94,975,087	$407,287	$(19,663,711)	$75,718,663
Construction	7,954,379	—	100,218	8,054,597
Marine vessels/barges	5,664,792	886,420	14,398,750	20,949,962
Mining equipment	4,699,575	—	—	4,699,575
Manufacturing	3,870,348	—	(3,500,000)	370,348
Communications	140,380	—	—	140,380
Materials handling	3,447,312	—	(1,384,138)	2,063,174
Office automation	3,521,046	—	—	3,521,046
Other	3,956,466	—	(933,504)	3,022,962
	128,229,385	1,293,707	(10,982,385)	118,540,707
Less accumulated depreciation	(81,555,337)	(4,508,207)	9,459,462	(76,604,082)
	$46,674,048	$(3,214,500)	$(1,522,923)	$41,936,625

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life

Mining equipment	30 - 40
Marine vessels/barges	20 - 30
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Construction	7 - 10
Office automation	3 - 5
Communications	3 - 5
Other	5 - 9

Net investment in direct financing leases:

Investment in direct financing leases consist of various transportation, manufacturing and medical equipment.  The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2005:

Total minimum lease payments receivable	$2,049,593
Estimated residual values of leases equipment (unguaranteed)	1,098,701
Investment in direct financing leases	3,148,294
Less unearned income	(916,714)
Net investment in direct financing leases	$2,231,580

At June 30, 2005, the aggregate amounts of future minimum lease payments under operating and direct financing leases are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Six months ending December 31, 2005	$3,204,117	$642,161	$3,846,278
Year ending December 31, 2006	3,204,870	704,624	3,909,494
2007	1,934,642	509,274	2,443,916
2008	650,608	193,534	844,142
2009	202,516	—	202,516
2010	150,166	—	150,166
Thereafter	225,249	—	225,249
	$9,572,168	$2,049,593	$11,621,761

All of the equipment on leases was acquired in 1996, 1997, 1998, 1999, 2001 and 2002.

4.  Non-recourse debt:

Notes payable to financial institutions are due in varying monthly, quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest rates on the notes are fixed and range from 5.5% to 7.0%. At June 30, 2005, the carrying value of the pledged assets was $753,374. The notes mature from 2005 through 2008.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2005	$111,041	$9,843	$120,884
Year ending December 31, 2006	101,568	11,462	113,030
2007	90,838	5,141	95,979
2008	23,717	277	23,994
	$327,164	$26,723	$353,887

5.  Other long-term debt:

In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (3.71% at June 30, 2005), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2005, the Partnership receives or pays interest on a notional principal of $6,313,454 based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The Partnership had utilized hedge accounting as prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, in prior periods. Beginning in the quarter ended March 31, 2005, the Partnership discontinued hedge accounting and began recognizing gain/loss in the statement of operations. Previous amounts recorded in Accumulated Other Comprehensive Income related to the interest rate swaps will be recognized in earnings when the previously hedged items impact earnings.

Borrowings under the Program are as follows:

			Notional	Swap	Payment Rate
	Original	Balance	Balance	Value	On Interest
Date	Amount	June 30,	June 30,	June 30,	Swap
Borrowed	Borrowed	2005	2005	2005	Agreement
4/1/1998	$21,770,000	$—	$—	$—	**
7/1/1998	25,000,000	1,497,000	1,510,134	(43,462)	6.16%
10/1/1998	20,000,000	516,000	595,301	(2,526)	5.55%
4/16/1999	9,000,000	610,000	614,103	(6,220)	5.89%
1/26/2000	11,700,000	2,150,000	2,147,141	(93,068)	7.58%
5/25/2001	2,000,000	331,000	360,883	(5,017)	5.79%
9/28/2001	6,000,000	920,000	1,085,892	(1,882)	4.36%
1/31/2002	4,400,000	49,000	—	—	*
2/19/2002	5,700,000	—	—	—	*
	$105,570,000	$6,073,000	$6,313,454	$(152,175)

* Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

** Interest rate swap terminated in prior period.

Other long-term debt borrowings mature from 2005 through 2007.  Future minimum principal payments are as follows:

		Debt
	Swapped	Principal			Rates on
	Debt	Not			Interest Swap
	Principal	Swapped	Interest	Total	Agreements***
Six months ending December 31, 2005	$2,487,000	$6,000	$160,622	$2,653,622	6.306%-6.450%
Year ending December 31, 2006	2,033,000	43,000	167,037	2,243,037	6.593%-6.897%
2007	1,504,000	—	16,816	1,520,816	6.872%-6.879%
	$6,024,000	$49,000	$344,475	$6,417,475

***  Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year.  The receive-variable rate portion of the swap represents commercial paper rates (3.71% at June 30, 2005).

6.  Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership.  Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

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

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Costs reimbursed to General Partner	$773,693	$777,131	$11,954	$13,259
Incentive and equipment management fees to General Partner	207,597	339,017	91,443	182,805
	$981,290	$1,116,148	$103,397	$196,064

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the six month periods ended June 30, 2005 and 2004, the General Partner made such payments of $184,675, $245,203, respectively. During the three month periods ended June 30, 2005 and 2004, the General Partner made such payments of $74,460 and $168,952, respectively.

7. Financing arrangement:

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	(10,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	—
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases.  Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

The credit agreement includes certain financial covenants applicable to each borrower.  The Partnership was in compliance with its covenants as of June 30, 2005.

The acquisition line of credit consists of five notes as of June 30, 2005. Any or the entire principal balances may be repaid then re-borrowed, on notes with maturities ranging from one day to six months, until the line is terminated in June 2006.  As of June 30, 2005 the interest rates on the associated balances consisted of the following:

Loan amount	Interest rate
$1,000,000	5.06%
9,500,000	5.06%
$10,500,000

8.  Comprehensive income (loss):

For the six and three month periods ended June 30, 2005 and 2004, other comprehensive income (loss) consisted of the following:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$844,605	$(955,125)	$887,468	$638,249
Other comprehensive income:
Change in value of interest rate swap contracts	—	403,049	—	319,850
Comprehensive net income (loss)	$844,605	$(552,076)	$887,468	$958,099

There were no other sources of comprehensive net (loss) income.

9.  Partners’ Capital:

As of June 30, 2005, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2005 and 2004.  The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to the Limited Partners were as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Distributions	$762,437	$4,511,325	$—	$1,874,612
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550
Weighted average distributions per Unit	$0.05	$0.30	$—	$0.13

10.  Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities.  It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward- looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first and second quarters of 2005 and 2004, the Partnership’s primary activity was engaging in equipment leasing activities.

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the General Partner’s success in re-leasing or selling the equipment as it comes off lease.

As of June 30, 2005, no commitments of capital have been or are expected to be made other than for the acquisition of additional equipment.

The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	(10,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	—
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and AFS.

To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services LLC (“AFS”), ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities.  Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of June 30, 2005.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note.  AFS anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions.  The Partnership’s ability to borrow under the program expired in February 2002.  As of June 30, 2005, the Partnership had $6,073,000 outstanding under the receivables funding program.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see Notes 4, 5, and 7 in the notes to the financial statements in Item 1.

Cash Flows

During the first half of 2005 and 2004 and for the second quarter of 2005 and 2004, the Partnership’s primary sources of cash were rents from operating leases and proceeds from sales of lease assets.

In the six and three month periods ended June 30, 2005 and 2004, the only sources of cash from investing activities were proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Partnership’s net investment in direct financing leases. In the six month period ended June 30, 2005, proceeds from sales of lease assets decreased to $2,087,652 from $3,470,454 compared to the same period in 2004.  Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. In the six month period ended June 30, 2005, the Partnership invested $720,367 on capital improvements related to marine vessels. There were no such investments in 2004.

In the six month periods ended June 30, 2005 and 2004, the only source of cash from financing activities was borrowings under the line of credit. The Partnership, from time to time, will borrow from the line of credit to manage short term liquidity needs. Once those needs are diminished, the Partnership will promptly pay down the borrowings under the line of credit. Repayments of other long-term debt and non-recourse debt have decreased as a result of scheduled debt payments. Distributions to the Partners decreased to $823,643 for the six month period ended June 30, 2005 from $4,925,176 for the six month period ended June 30, 2004. Distributions are based on available cash flow from operations less estimated cash needs of the Partnership as determined by the General Partner. The decrease in Partner distributions in the first half of 2005 compared to 2004 was mainly due to repayment against the line of credit.

Results of operations

Operations in the first half of 2005 resulted in net income of $844,605 compared to a net loss of $955,125 for the same period in 2004. Operations in 2004 included significant expenses associated with railcar maintenance and impairment charges. For the first half of 2005, railcar maintenance decreased to $192,661 from $522,381 from the comparable period in 2004. For the first half of 2005, the Partnership recorded no asset impairment charges compared to charges of $455,367 in the first half of 2004.

The Partnership’s primary source of revenues is from operating leases. Operating lease revenues for the six month periods increased $8,019,595 in 2005 compared to $8,012,164 in 2004. For the three month periods, operating lease revenues increased to $4,640,458 in 2005 compared to $3,832,595 for 2004. 2005 operating lease revenue included a settlement with a lessee in the amount of $625,000.

In the three month period ended June 30, 2005, gain on sales of lease assets decreased to $8,850 from $606,772 for the three month period ended June 30, 2004. Gains for the six month periods ended June 30, 2005 and 2004 were $527,091 and $514,857, respectively. Sales of lease assets are not expected to be consistent from one period to another.

Depreciation expense is the single largest expense of the Partnership and is expected to remain so in future periods. As lease assets have been sold over the last year, operating lease revenues have declined.  This has also led to decreases in depreciation expense.

Total debt has decreased to $16,900,164 at June 30, 2005 from $26,407,678 at June 30, 2004, a decrease of $9,507,514. This has led to the decrease in interest expense in the six months ended June 30, 2005 compared to the comparable period in 2004. For the six month period ended June 30, 2005, interest expense decreased to $576,781 compared to $765,412 for the same period in 2004.

Equipment management fees are based on the Partnership’s rental revenues and have decreased in relation to decreases in the Partnership’s revenues from leases.  Such fees decreased to $207,597 from $339,017 for the six month periods ended June 30, 2005 and 2004, respectively. The fees decreased to $91,443 from to $182,805 for the three month periods ended June 30, 2005 and 2004, respectively. Incentive management fees are based on the levels of distributions to Limited Partners and the sources of the cash distributed.

In 2005 and 2004, the amounts of costs reimbursed to AFS were limited by provisions of the Agreement of Limited Partnership. Costs that were incurred by AFS in 2003 and 2004, but that were not allowed to be reimbursed in that year, have been included in the first quarters of 2004 and 2005, respectively. These costs amounted to approximately $750,000 for both years.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the reviews during the six month period ended June 30, 2004, management determined that the value of a fleet certain refuse and other vehicles had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the estimated amounts of rental payments that these assets could command.  Management recorded a provision for the declines in value of those assets in the amount of $455,367. There were no impairment charges incurred during the three and six month periods ended June 30, 2005.

Railcar and equipment maintenance decreased to $396,877 from $608,979 in the six month periods ended June 30, 2005 and 2004, respectively. Railcar and equipment maintenance increased slightly to $256,177 from $223,705 for the three month period ended June 30, 2005 and 2004, respectively. The higher costs in 2004 were incurred in repairing certain railcars to place the railcars on new leases in 2004.

In the first half of 2005, the Partnership recorded $762,428 in marine vessel maintenance and other operating cost. The vessels were in the process of being repaired beginning in the later half of 2004. Operating expenses of the vessel include expenses such as crew cost, supplies, and fuel. As the vessels are leased, and revenues earned, the vessels will incur normal expenses in the operation of the vessels.

The provision for doubtful accounts increased to $126,738 from $71,437 for the six month periods ended June 30, 2005 and 2004, and to a provision of $79,238 from a recovery of $5,563 for the three month periods ended June 30, 2005 and 2004, respectively.  The increase was particularly due to providing for the outstanding property tax receivables from one lessee that had filed for bankruptcy. In 2004, there were no similar circumstances requiring additional allowance for doubtful accounts.

Item 3.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as General Partner of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the General Partner had identified certain enhanced controls needed to facilitate a more effective closing of the Partnership’s financial statements. Specifically, the Partnership’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Partnership’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Partnership as of June 30, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Partnership and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Partnership and related programs for 2004 were issued with unqualified opinions of the independent accountants. The General Partner will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the General Partner’s chief executive and chief financial officers to ensure the adequacy of the Partnership’s disclosure and accounting controls and procedures.

The General Partner’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Partnership’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets.

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

Date:
August 15, 2005

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
(Registrant)

		By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant