Form 10KSB/A
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2006-03-31
CIK 1019542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐
If this report is an annual or transition report, indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(b) of the Securities Exchange Act of 1934. Yes ☐ No ☐
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
State the issuer’s revenues for the most recent fiscal year: $15,124,737
The number of Limited Partnership Units outstanding as of December 31, 2004 was 14,995,550.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated November 29, 1996, filed pursuant to Rule 424(b) (Commission File No. 333-08879) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund VII, L.P. (the “Partnership”) was formed under the laws of the State of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability Partnership structure, AFS was formerly known as ATEL Financial Corporation.
The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated. As of December 31, 2004, 14,995,550 Units were issued and outstanding.
The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement.
Narrative Description of Business
The Partnership has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under “High Payout” leases upon final investment of the net proceeds of the offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.
The Partnership will generally only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.
As of December 31, 2004, the Partnership had purchased equipment with a total acquisition price of $302,751,046.
The Partnership’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees, which although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities as described in (ii) above.
During 2004, one lessee generated 17% the Partnership’s lease revenues. During 2003, no single lessee generated 10% of the Partnership’s lease revenues. During 2002, one lessee generated 11% the Partnership’s lease revenues.

Lessee	Type of Equipment	2004	2003	2002
Transamerica Leasing International	Transportation	17%	*	*
General Motors Corporation	Materials Handling	*	*	11%

*	Less than 10%.
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

	Purchase Price Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation	$135,842,930	44.87%
Manufacturing	45,709,520	15.10%
Mining	30,756,101	10.16%
Marine vessels	22,335,250	7.38%
Materials handling	16,318,944	5.39%
Office automation	11,449,934	3.78%
Medical	9,133,951	3.02%
Aircraft	6,310,979	2.08%
Other *	24,893,437	8.22%

	$302,751,046	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

	Purchase Price Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$73,779,368	24.36%
Municipalities	45,050,058	14.88%
Transportation, other	43,079,361	14.23%
Manufacturing, other	41,295,886	13.64%
Electronics	26,062,302	8.61%
Mining	17,670,967	5.84%
Business services	15,093,493	4.99%
Primary metals	13,251,254	4.38%
Other *	27,468,357	9.07%

	$302,751,046	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2004, the Partnership has disposed of certain leased assets as set forth below:

			Excess of
	Original		Rents Over
Asset Types	Equipment Cost	Sale Price	Expenses *
Mining	$38,745,966	$11,086,865	$35,092,518
Transportation	27,172,154	10,877,022	17,864,099
Marine vessels	16,459,061	3,056,241	17,057,837
Office automation	15,535,652	1,502,508	16,797,085
Medical	12,809,895	8,416,248	6,772,818
Aircraft	10,982,354	3,757,240	10,798,091
Other	4,876,844	560,000	4,140,528
Manufacturing	4,759,285	2,352,872	4,020,720
Materials handling	4,708,142	4,954,738	2,576,835

	$136,049,353	$46,563,734	$115,120,531

*	Includes only those expenses directly related to the production of the related rents.
For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
Item 2. PROPERTIES
The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.
Item 3. LEGAL PROCEEDINGS
In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Partnership. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Partnership’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.
Martin Marietta Magnesia Specialties Inc.:
The Partnership had filed a suit against Martin Marietta Magnesia Specialties Inc. for failure to maintain equipment in accordance with the lease contract. The Partnership had made a claim for recovery of $179,679 in damages. During the year ended December 31, 2004, the Partnership settled this lawsuit and received $90,000.
Cargill,Inc. / GWI Leasing Corporation:
Cargill, Inc. was a lessee of the Partnership. GWI Leasing Corporation (“GWI”) managed the equipment under the Cargill lease on behalf of the Partnership. The Partnership was seeking unspecified damages from Cargill for failure to perform certain responsibilities relating to the equipment (rail cars) maintenance under the lease agreement. The Partnership was also seeking damages from GWI for failure to enforce the terms of the lease contract. The Partnership reached a good faith settlement with Cargill on February 4, 2005, wherein Cargill paid to the Partnership the sum of $625,000 in resolution of all outstanding claims. The Partnership reached resolution of its remaining claims with the GWI on July 31, 2005, and received funds in settlement from GWI in the amount of $615,000.
Any amounts recovered from these unsecured claims will be recorded in the Partnership’s future financial statements as a recovery in the same line item to which they were originally recorded, typically a provision for doubtful accounts.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED MATTERS
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
ERISA Valuation
In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.
After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Partnership’s assets, calculated on this basis, was approximately $4.05 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.
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

The following table presents summarized information regarding distributions to Limited Partners:

	2004	2003	2002	2001	2000
Net income (loss) per Unit, based on weighted average Units outstanding, as restated	$(0.16)	$(0.35)	$(0.25)	$(0.00)	$0.51
Return of investment	0.71	1.35	1.25	1.00	0.50

Distributions per Unit, based on weighed average Units outstanding	0.55	1.00	1.00	1.00	1.01
Differences due to timing of distributions	(0.05)	—	—	—	(0.01)

Actual distribution rates, per Unit	$0.50	$1.00	$1.00	$1.00	$1.00

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Partnership at December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II, Item 8.

	2004	2003	2002	2001	2000
	Restated	Restated	Restated	Restated	Restated
Gross revenues	$15,124,737	$22,658,497	$25,942,773	$30,646,525	$41,463,919
Net (loss) income	$(1,755,553)	$(3,970,096)	$(2,542,454)	$2,790,526	$8,897,712
Weighted average Units outstanding	14,995,550	14,995,675	14,996,050	14,996,050	14,996,050

Net (loss) income allocated to Limited Partners	$(2,437,517)	$(5,210,007)	$(3,746,338)	$(8,997)	$7,677,596
Net (loss) income per Unit, based on weighted average Units outstanding	$(0.16)	$(0.35)	$(0.25)	$(0.00)	$0.51
Distributions per Unit, based on weighted average Units outstanding	$0.55	$1.00	$1.00	$1.00	$1.01
Total assets	$56,032,775	$74,831,963	$116,420,193	$136,197,015	$158,093,434
Non-recourse debt	$467,709	$1,586,403	$4,577,308	$9,971,225	$15,452,741
Other long-term debt	$8,997,000	$15,759,000	$33,546,000	$38,540,000	$44,877,000
Total Partners’ Capital	$31,220,264	$41,320,772	$60,791,679	$79,836,247	$94,656,296
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-K/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events, other than as required by law.
Restated Financial Results
This Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Capital Equipment Fund VII, L.P. Financial Statements. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.

The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct costs (IDC) and fees must be modified to comply with the Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As a result the General Partner concluded that certain amounts previously capitalized as IDC must be recharacterized as expense, and only costs that are associated with successful lease bids capitalized and amortized over the underlying lease term. Two adjustments were required to restate IDC costs and related amortization for periods prior to January 1, 2002. First an adjustment for $1,467,920 was recorded as an increase to capitalized costs associated with successful lease bids prior to January 1, 2002. Those costs were ultimately reimbursed to the General Partner. The second adjustment was recorded as a decrease to Partner’s Capital in the amount of $1,124,524 to properly expense the amortization of costs associated with successful lease bids initiated prior to January 1, 2002. The adjustments are reflected in the restated financial statements as a net increase in beginning Partner’s Capital. Adjusting entries were also recorded due to the modified approach to increase amortization expense of initial direct costs of $36,177, $176,696, $99,911 in 2004, 2003, and 2002, respectively and decreasing total minimum lease payments for direct finance leases as of December 31, 2004 in the amount $17,550.
In addition to the changes described above, in 2004, 2003 and 2002, the Partnership’s Financial Statements reflected and disclosed the following adjustments:
•	An amount of $518,000 to record an impairment charge in the fourth quarter of 2002 instead of the first quarter of 2003 when it was originally recorded. The effect of this entry increases Impairment losses in 2002 and reduces Impairment losses in 2003 by the corresponding amount.

•	Revenue from operating leases was reduced in 2004 by $94,391 to reduce revenue recorded associated with a utilization lease.

•	Gain (loss) on sale of assets was increased by $53,550 to properly reflect a sale of an asset in the fourth quarter of 2004.

•	Taxes on income and franchise fees increased in 2002 by $105,000 to reflect a liability related to taxes for the year.

•	In 2004, equipment improvements of $573,339 were reclassified from Other assets to Investments in equipment and leases, net.
The Partnership’s Financial Statements, included in Item 8 to this form 10-K/A, have been restated to reflect the results of the above adjustments. The adjustments had the effect of increasing 2004 net loss by $77,018 or $0.00 per Limited Partnership Unit, 2003 net loss decreased by $341,304 or $0.02 per Limited Partnership Unit, and 2002 net loss increased by $769,951 or $0.05 per Limited Partnership Unit. The net impact of the restatements decreased Partners’ capital by $162,269 as of December 31, 2004 to $31,220,264 which was 0.11% of Original Capital Contributions. See Note 3 to the Partnership’s Financial Statements for further discussion.
These adjustments were non-cash transactions and did not affect distributions to the Limited Partners and General Partner.
Capital Resources and Liquidity
The Partnership’s public offering provided for a total maximum capitalization of $150,000,000. As of November 27, 1998, the offering was concluded. As of that date, subscriptions for 15,000,000 Units had been received and accepted. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364
Amount borrowed by the Partnership under the acquisition facility	(13,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(17,000,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

The Partnership has principal payment obligations under the line of credit. Interest paid under the line of credit for the year ending December 31, 2004 was $446,659. The interest rate on the line of credit is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity, or the bank’s Prime rate, which re-prices daily. Principal can be repaid or re-borrowed at time of maturity. The effective interest rate on borrowings at December 31, 2004 ranged from 4.18% to 5.25%.

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. Borrowings on the warehouse facility are recourse jointly and severally to certain of the affiliated partnerships and limited liability companies, the Partnership, AFS and its affiliates.
To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2004, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of December 31, 2004.
Throughout the reinvestment period, the Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners.
AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Partnership.
The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.
If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.
At December 31, 2004, the Partnership had no commitments to purchase lease assets.
As another source of liquidity, the Partnership is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.
As of December 31, 2004, cash balances consisted of working capital and amounts reserved for distributions to be paid in January 2005, generated from operations in 2004.

In 1998, the Partnership established a $65 million receivables funding program with a third party receivables financing partnership that issues commercial paper rated A1 from Standard and Poors and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS anticipated that this program would allow the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The Partnership’s ability to borrow under the program expired in February 2002. As of December 31, 2004, the Partnership had $8,997,000 outstanding under the receivables funding program.
It was the intention of the Partnership to use the receivables funding program as its primary source of debt financing. The Partnership will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.
See Item 7a and Note 6 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Limited Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
See Note 5 to the financial statements, Non-recourse debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.
The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1997. See Items 5 and 6 of this report for additional information regarding distributions.
Cash Flows
2004 vs. 2003:
Cash flows from operations decreased from $16,626,082 in 2003 to $10,402,285 in 2004, a decrease of $6,223,797. Rents from operating leases are the primary source of operating cash flows. Sales of operating lease assets due to the liquidation phase entered in 2004, led to the decrease in 2004 operating lease revenues compared to 2003.
In 2004 and 2003, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from sales of assets declined $10,220,495 from $15,724,456 in 2003 to $5,503,961 in 2004. A significant portion of the assets sold in 2003 were still on lease and had higher average values than those sold in 2004. As a result, sales proceeds were higher in 2003 when compared to 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash from direct financing leases decreased from $2,021,859 in 2003 to $1,878,178 in 2004, a decrease of $143,681 as a result of sales of lease assets in 2003 and 2004. A total of $573,339 was invested in equipment improvements to railcars and marine vessels in 2004.
In 2004 and 2003, the main financing source of cash was comprised of two separate borrowings under the line of credit in the amount of $21,500,000, one during 2004 and one during 2003. Borrowings on the line of credit were used to manage short term cash requirements. In 2003, financing sources of cash also included proceeds of a new non-recourse note payable of $1,489,905 and borrowings on the line of credit. In 2004 and 2003, financing uses of cash involved repayments of borrowings under the line of credit, other long-term debt, and non-recourse debt, as well as distributions made to Limited Partners and the General Partner. In 2004, repayments of $21,500,000, $6,762,000, and $1,118,694 were applied to the line of credit, other long-term debt and non-recourse debt, respectively. Distributions for 2004 were paid in the amounts of $8,261,432 and $681,964 were paid to the Limited Partners and General Partners respectively. Distributions for 2003 were paid in the amounts of $14,997,209 and $1,239,911 were paid to the Limited Partners and General Partners respectively.
2003 vs. 2002:
Cash flows from operations decreased from $19,474,081 in 2002 to $16,626,082 in 2003, a decrease of $2,847,999. Rents from operating leases are the primary source of operating cash flows. Sales of operating lease assets in 2002 and 2003 led to the decrease in operating lease revenues compared to 2002.
In 2003 and 2002, sources of cash from investing activities consisted of proceeds from the sales of lease assets and from rents from direct financing leases. Proceeds from the sales of lease assets increased from $2,229,481 in 2002 to $15,724,456 in 2003, an increase of $13,494,975. The assets that were sold in 2002 had an original cost of approximately $14,826,000. The assets sold in 2003 had an original cost of approximately $33,950,000. A significant portion of the assets sold in 2003 were still on lease and had higher average values than those sold in 2002. As a result, sales proceeds were higher in 2003 when compared to 2002. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Cash from direct financing leases decreased from $3,032,098 in 2002 to $2,021,859, a decrease of $1,010,239 as a result of sales of lease assets in 2002 and 2003. During 2002 purchases of equipment on direct financing leases and operating leases were $3,052,582 and 3,959,522 respectively.
In 2003, financing sources of cash consisted of proceeds of a new non-recourse note payable of $1,489,905 and $21,500,000 in borrowings on the line of credit. Borrowings on the line of credit were used to manage short term cash requirements. In 2002, financing sources of cash consisted of proceeds of other long-term debt of $10,100,000 and borrowings on the line of credit of $19,500,000. The proceeds of other long-term debt were used to make payments on the line of credit and as long-term financing on the acquisition of assets. The borrowings on the line of credit were used to manage short term cash requirements such as distributions made to Limited Partners and the General Partner. In 2003, repayments of $21,300,000, $17,787,000, and $3,394,879 were applied to the line of credit, other long-term debt and non-recourse debt, respectively. Distributions for 2003 were paid in the amounts of $14,997,209 and $1,239,911 were paid to the Limited Partners and General Partners respectively. Distributions for 2002 were paid in the amounts of $14,999,876 and $1,203,844 were paid to the Limited Partners and General Partners respectively.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.
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
The Partnership acquired no equipment on operating leases or equipment on direct finance leases during 2003 or 2004. Below is a table that summarizes utilization percentages for assets acquired during the years ended December 31, 2002, 2003 and 2004:

Utilization of equipment purchased by
year	2004	2003	2002
2004	—	—	—
2003	—	—	—
2002	100%	100%	100%
It is the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Partnership did not purchase equipment in 2003 or 2004, but the $6,948,162 of equipment that was purchased in 2002 was utilized 100% during 2002, 2003 and 2004. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Partnership’s public offering of Units. Initial lease terms will generally be from 36 to 84 months, and as these initial leases terminate, the Partnership will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Partnership, which will follow its acquisition and reinvestment stages.
     2004 vs. 2003:

Operations resulted in a net loss of $1,755,553 in 2004 compared to $3,970,096 in 2003. The primary reason for the decreased loss is due to the absence of large impairment losses such as the $4,772,639 recognized in 2003, a decrease of $4,317,273 from 2003 to 2004.
Revenues from operating leases decreased from $20,083,732 in 2003 to $14,706,918 in 2004, a decrease of $5,376,814. The declines resulted from asset sales in 2003 and in 2004. In 2003, the Partnership recorded gains on sales of assets of $1,449,492 compared to losses of $620,704 in 2004, a difference of $2,070,196. Such gains and losses are not expected to be consistent from one period to another.
Depreciation expense decreased from $15,220,612 in 2003 to $10,416,101 in 2004, a decrease of $4,804,511, as a result of sales of depreciable assets in 2003 and 2004.
Interest expense declined by $544,807 due to scheduled payments, and total debt, including the line of credit, decreasing from $30,845,403 at December 31, 2003 to $22,964,709 at December 31, 2004.
Other expense increased from $741,469 in 2003 to $995,816 in 2004, an increase of $254,347. Major contributing factors are increases in vessel costs of $144,000, management fees to outside entities of $107,000, inspection fees of $31,000 and bank charges of $21,000. These increases were partially offset by a reduction in outside services of $67,000.
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of certain refuse vehicles and other transportation related assets on lease to one particular lessee had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $455,366 for the year ended December 31, 2004. In 2003, impairment losses were $4,772,639. See additional discussion of the impairment losses recorded below in 2003 vs. 2002 as well in as Note 15 in the Financial Statements included in Part I, Item 8 of this report.
2003 vs. 2002:
Operations resulted in a net loss of $3,970,096 in 2003 compared to $2,542,454 in 2002. The primary reason for the increased loss is due to additional impairment losses of $4,772,639 in 2003, an increase of $2,143,046 compared to 2002.
Revenues from operating leases decreased from $25,631,019 in 2002 to $20,083,732 in 2003, a decrease of $5,547,287. Decreases resulted from asset sales in 2003. In 2003, the Partnership recorded gains on sales of assets of $1,449,492 compared to losses of $1,270,985 in 2002, an increase of $2,720,477. Such gains and losses are not expected to be consistent from one period to another.
Depreciation expense decreased from $18,424,332 in 2002 to $15,220,612 in 2003, a decrease of $3,203,720, as a result of sales of depreciable assets in 2003.
Interest expense declined by $1,289,772 due to scheduled and early debt payments, and total debt, including the line of credit, decreased from $51,423,308 at December 31, 2002 to $30,845,403 at December 31, 2003.
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of certain mining equipment and fleets of jumbo covered hopper cars, petroleum rail tank cars, off shore supply vessels, tidewater barges and diesel electric locomotives had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. Management has recorded a provision for the decline in value of those assets in the amount of $4,772,639 for the year ended December 31, 2003. In 2002, impairment losses were $2,629,593. See additional discussion of the impairment losses recorded in Note 15 in the financial statements included in Part I, Item 8 of this report.
Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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

The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Partnership recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the changes in fair value in net income or other comprehensive income, in accordance with SFAS No. 133 for the years of 2002, 2003 and 2004. See Note 6 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. The Partnership must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership’s financial position, results of operations, or liquidity.
Critical Accounting Policies
The policies discussed below are considered by management of the Partnership to be critical to an understanding of the Partnership’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.

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
Initial direct costs:
The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are deleted.
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
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
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
In general, the Partnership’s strategy is to manage its exposure to interest rate risk by obtaining fixed rate debt. Current fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed interest rate financing is arranged, or the floating interest rate line of credit is repaid. As of December 31, 2004, there was an outstanding balance of $13,500,000 on the floating rate line of credit and the effective interest rate of the borrowings ranged from 4.18% to 5.25%.
Also, as described in Item 7 in the caption “Capital Resources and Liquidity,” the Partnership entered into a receivables funding facility in 1998. Since interest on the outstanding balances under the facility varies, the Partnership is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Partnership enters into interest rate swaps, which effectively convert the underlying interest characteristic on the facility from floating to fixed.
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
In general, these swap agreements eliminate the Partnership’s interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Partnership’s facility borrowings at December 31, 2004, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Partnership’s 2004 variable interest expense by approximately $64,680.
See the Notes to the Financial Statements as set forth in Item 8 for additional information.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Restated Financial Statements and Notes to the Restated Financial Statements attached hereto at pages 15 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
ATEL Capital Equipment Fund VII, L.P.
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Partnership has restated its financial statements for the years ended December 31, 2004, 2003 and 2002.
San Francisco, California
March 9, 2005
except for Notes 3 and 18,
as to which the date is March 31, 2006

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Restated)
ASSETS

	2004	2003
Cash and cash equivalents	$1,222,623	$835,628
Accounts receivable, net of allowance for doubtful accounts of $540,880 in 2004 and $524,880 in 2003	1,286,342	2,149,089
Other assets	53,445	—
Investments in equipment and leases, net	53,470,365	71,847,246

Total assets	$56,032,775	$74,831,963

LIABILITIES AND PARTNERS’ CAPITAL

Non-recourse debt	$467,709	$1,586,403
Other long-term debt	8,997,000	15,759,000
Line of credit	13,500,000	13,500,000
Accounts payable and accruals:
General Partner	458,460	481,818
Other	636,037	755,573
Accrued interest payable	61,723	36,929
Interest rate swap contracts	292,886	886,207
Unearned operating lease income	398,696	505,261

Total liabilities	24,812,511	33,511,191

Partners’ capital:
Accumulated other comprehensive loss	(287,766)	(886,207)
General Partner	—	—
Limited Partners	31,508,030	42,206,979

Total Partners’ capital	31,220,264	41,320,772

Total liabilities and Partners’ capital	$56,032,775	$74,831,963

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Revenues:
Leasing activities:
Operating leases	$14,706,918	$20,083,732	$25,631,019
Direct financing leases	618,823	728,449	1,378,498
Gain (loss) on sale of assets	(620,704)	1,449,492	(1,270,985)
Interest income	5,047	4,563	14,000
Other	414,653	392,261	190,241

	15,124,737	22,658,497	25,942,773
Expenses:
Depreciation of operating lease assets	10,416,101	15,220,612	18,424,332
Interest	1,371,978	1,916,785	3,206,557
Cost reimbursements to General Partner	801,634	849,984	906,455
Railcar maintenance	689,450	773,875	712,235
Equipment and incentive management fees to General Partner	634,486	889,571	947,568
Impairment losses	455,366	4,772,639	2,629,593
Professional fees	346,085	176,812	199,993
Marine vessel maintenance	323,993	—	—
Provision for doubtful accounts	313,892	516,794	285,000
Insurance	210,607	141,513	—
Equipment storage	150,705	215,749	—
Taxes on income and franchise fees	94,267	128,178	128,124
Amortization of initial direct costs	75,910	284,612	284,082
Other	995,816	741,469	761,288

	16,880,290	26,628,593	28,485,227

Net loss	$(1,755,553)	$(3,970,096)	$(2,542,454)

Net loss:
General Partner	$681,964	$1,239,911	$1,203,884
Limited Partners	(2,437,517)	(5,210,007)	(3,746,338)

	$(1,755,553)	$(3,970,096)	$(2,542,454)

Net loss per Limited Partnership unit	$(0.16)	$(0.35)	$(0.25)

Weighted average number of units outstanding	14,995,550	14,995,675	14,996,050
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Restated)

				Other
				Compre–
	Limited Partners		General	hensive
	Units	Amount	Partner	Loss	Total
Balance December 31, 2001, as previously reported	14,996,050	$80,818,857	$—	$(1,326,006)	$79,492,851

Cumulative effect of prior period adjustments (see Note 3)	—	343,396	—	—	343,396

Balance December 31, 2001, as restated	14,996,050	81,162,253	—	(1,326,006)	79,836,247

Distributions to Limited Partners ($1.00 per Unit)	—	(14,999,876)	—	—	(14,999,876)
Distributions to General Partner	—	—	(1,203,884)	—	(1,203,884)
Unrealized change in value of interest rate swap contracts	—	—	—	(298,354)	(298,354)

Net income (loss), as restated	—	(3,746,338)	1,203,884	—	(2,542,454)

Balance December 31, 2002, as restated	14,996,050	62,416,039	—	(1,624,360)	60,791,679

Distributions to Limited Partners ($1.00 per Unit)	—	(14,997,209)	—	—	(14,997,209)
Distributions to General Partner	—	—	(1,239,911)	—	(1,239,911)
Limited partnership units repurchased	(500)	(1,844)	—	—	(1,844)
Unrealized change in value of interest rate swap contracts	—	—	—	738,153	738,153

Net income (loss), as restated	—	(5,210,007)	1,239,911	—	(3,970,096)

Balance December 31, 2003, as restated	14,995,550	42,206,979	—	(886,207)	41,320,772

Distributions to Limited Partners ($0.55 per Unit)	—	(8,261,432)	—	—	(8,261,432)
Distributions to General Partner	—	—	(681,964)	—	(681,964)
Unrealized change in value of interest rate swap contracts	—	—	—	593,321	593,321
Reclassification adjustment for portion of swap liability charged to net income	—	—	—	5,120	5,120

Net income (loss), as restated	—	(2,437,517)	681,964	—	(1,755,553)

Balance December 31, 2004, as restated	14,995,550	$31,508,030	$—	$(287,766)	$31,220,264

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Operating activities:
Net loss	$(1,755,553)	$(3,970,096)	$(2,542,454)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation of operating lease assets	10,416,101	15,220,612	18,424,332
Amortization of initial direct costs	75,910	284,612	284,082
Impairment losses	455,366	4,772,639	2,629,593
Provision for doubtful accounts	313,892	516,794	285,000
(Gain) loss on sales of assets	620,704	(1,449,492)	1,270,985
Recognized portion of unrealized loss on interest rate swaps	5,120	—	—
Changes in operating assets and liabilities:
Accounts receivable	548,855	1,161,897	(568,946)
Due from General Partner	—	253,543	(253,543)
Other assets	(53,445)	10,019	97,996
Accounts payable, General Partner	(23,358)	481,818	(580,916)
Accounts payable, other	(119,536)	(101,886)	346,861
Accrued interest payable	24,794	(46,655)	44,672
Unearned operating lease income	(106,565)	(507,723)	36,419

Net cash provided by operating activities	10,402,285	16,626,082	19,474,081

Investing activities:
Proceeds from sales of assets	5,503,961	15,724,456	2,229,481
Reduction of net investment in direct financing leases	1,878,178	2,021,859	3,032,098
Equipment improvement costs	(573,339)	—	—
Purchases of equipment on direct financing leases	—	—	(3,052,582)
Initial direct lease costs	—	—	(60,922)
Purchases of equipment on operating leases	—	—	(3,959,522)

Net cash provided by (used in) investing activities	6,808,800	17,746,315	(1,811,447)

Financing activities:
Borrowings under line of credit	21,500,000	21,500,000	19,500,000
Repayments of borrowings under line of credit	(21,500,000)	(21,300,000)	(10,300,000)
Repayments of other long-term debt	(6,762,000)	(17,787,000)	(15,094,000)
Distributions to Limited Partners	(8,261,432)	(14,997,209)	(14,999,876)
Repayments of non-recourse debt	(1,118,694)	(3,394,879)	(4,406,894)
Distributions to General Partner	(681,964)	(1,239,911)	(1,203,884)
Proceeds of non-recourse debt	—	1,489,905	—
Repurchase of limited partnership units	—	(1,844)	—
Proceeds of other long-term debt	—	—	10,100,000

Net cash used in financing activities	(16,824,090)	(35,730,938)	(16,404,654)

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
STATEMENTS OF CASH FLOWS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Net increase (decrease) in cash and cash equivalents	386,995	(1,358,541)	1,257,980
Cash and cash equivalents at beginning of year	835,628	2,194,169	936,189

Cash and cash equivalents at end of year	$1,222,623	$835,628	$2,194,169

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,347,184	$1,963,440	$3,161,885

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts	$593,321	$738,153	$(298,354)

Offset of accounts receivable and debt service per lease and debt agreement:
Accrued interest payable	$—	$(108,819)	$(207,727)
Non-recourse debt	—	(1,085,931)	(987,023)

	$—	$(1,194,750)	$(1,194,750)

Accounts receivable	$—	$1,194,750	$1,194,750

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
1. Organization and Limited Partnership matters:
ATEL Capital Equipment Fund VII, L.P. (the “Partnership”) was formed under the laws of the State of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2017.
Upon the sale of the minimum amount of Units of Limited Partnership interest (“Units”) (120,000 Units) ($1,200,000) and the receipt of the proceeds thereof on January 7, 1997, the Partnership commenced operations.
The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.
The Partnership’s business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from six months to ten years.
Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 7). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.
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
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements as of December 31, 2004 and for the two years ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.
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
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Initial direct costs:
The Partnership capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are deleted.
Income taxes:
The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.
The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2004	2003
Financial statement basis of net assets, as restated	$31,220,264	$41,320,772
Tax basis of net assets (unaudited)	(33,380,850)	(34,616,905)

Difference	$64,601,114	$75,937,677

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.
The following reconciles the net loss reported in these financial statements to the income (loss) reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003	2002
Net loss per financial statements, as restated	$(1,755,553)	$(3,970,096)	$(2,542,454)
Reconciling item – impact due to restatement (Note 3)	77,018	(341,304)	769,951
Tax adjustments (unaudited):
Adjustment to depreciation expense	5,592,580	3,927,717	(9,817,508)
Adjustments to lease revenues	5,810,609	(60,586)	1,442,714
Provision for doubtful accounts	300,455	516,794	285,000
Provision for losses	(731,865)	5,290,639	2,111,593

Net income (loss) per federal tax return (unaudited)	$9,293,244	$5,363,164	$(7,750,704)

Per unit data:
Net loss and distributions per unit are based upon the weighted average number of units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Asset valuation:
Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.
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
The Partnership adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Partnership’s financial position or results of operations.
Credit risk:
Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 9 for a description of lessees by industry as of December 31, 2004 and 2003.
Derivative financial instruments:
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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
The effective portion of the change in fair value of the hedging derivatives is recorded in equity as a component of Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is undesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging interest bearing instruments).
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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Revenue recognition:
Direct financing leases
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
Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of the General Partner AFS. Direct financing leases are charged off on specific identification by AFS the General Partner.
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The Partnership must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The Partnership is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Partnership adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Partnership’s financial position, results of operations, or liquidity.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results:
The Partnership’s General Partner determined that the accounting methodology relating to the capitalization of initial direct costs (IDC) and fees must be modified to comply with the Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As a result the General Partner concluded that certain amounts previously capitalized as IDC must be recharacterized as expense, and only costs that are associated with successful lease bids capitalized and amortized over the underlying lease term. Two adjustments were required to restate IDC costs and related amortization for periods prior to January 1, 2002. First an adjustment for $1,467,920 was recorded as an increase to capitalized costs associated with successful lease bids prior to January 1, 2002. Those costs were ultimately reimbursed to the General Partner. The second adjustment was recorded as a decrease to Partner’s Capital in the amount of $1,124,524 to properly expense the amortization of costs associated with successful lease bids initiated prior to January 1, 2002. The adjustments are reflected in the restated financial statements as a net increase in beginning Partner’s Capital. Adjusting entries were also recorded due to the modified approach to increase amortization expense of initial direct costs of $36,177, $176,696, $99,911 in 2004, 2003, and 2002, respectively and decreasing total minimum lease payments for direct finance leases as of December 31, 2004 in the amount $17,550.
In addition to the changes described above, in 2004, 2003 and 2002, the Partnership’s Financial Statements reflected and disclosed the following adjustments:
•	An amount of $518,000 to record an impairment charge in the fourth quarter of 2002 instead of the first quarter of 2003 when it was originally recorded. The effect of this entry increases Impairment losses in 2002 and reduces Impairment losses in 2003 by the corresponding amount.

•	Revenue from operating leases was reduced in 2004 by $94,391 to reduce revenue recorded associated with a utilization lease.

•	Gain (loss) on sale of assets was increased by $53,550 to properly reflect a sale of an asset in the fourth quarter of 2004.

•	Taxes on income and franchise fees increased in 2002 by $105,000 to reflect a liability related to taxes for the year.

•	In 2004, equipment improvements of $573,339 were reclassified from Other assets to Investments in equipment and leases, net.
The above adjustments had the effect of increasing 2004 net loss by $77,018 or 0.00 per Limited Partnership Unit, 2003 net loss decreased by $341,304 or 0.02 per Limited Partnership Unit, and 2002 net loss increased by $769,951 or 0.05 per Limited Partnership Unit. The net impact of the restatements decreased Partners’ capital by $162,269 as of December 31, 2004 to $31,220,264 which was 0.11% of Original Capital Contributions.
The following tables represent the effects of the restatement for the correction of these errors on the Partnership’s financial statements for the indicated periods:

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
Restatement adjustments for years ended December 31:

	Adjustments to	Adjustments to	Adjustments to	Cumulative
	net loss	net loss	net loss	adjustment
	(increase)	(increase)	(increase)	prior
	decrease	decrease	decrease	to January 1,
	2004	2003	2002	2002
Operating leases	$(94,391)	$—	$—	$—
Gain (loss) on sale of assets	53,550	—	—	—
Cost reimbursements to General Partner	—	—	(47,040)	1,467,920
Impairment loss	—	518,000	(518,000)	—
Taxes on income and franchise fees	—	—	(105,000)	—
Amortization of initial direct costs	(36,177)	(176,696)	(99,911)	(1,124,524)

Net change in net income and in net loss	$(77,018)	$341,304	$(769,951)	$343,396

Net change in net income and in net loss:
General Partner	$—	$—	$—	$—
Limited Partners	(77,018)	341,304	(769,951)	343,396

	$(77,018)	$341,304	$(769,951)	$343,396

Net change in net income and in net loss per Limited Partnership Unit	$(0.00)	$0.02	$(0.05)	$0.02
Balance Sheets (Condensed) as of December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Assets:
Accounts receivable, net of allowance for doubtful accounts of $540,880 in 2004 and $524,880 in 2003	$1,380,733	$1,286,342	$2,149,089	$2,149,089
Other assets	$626,784	$53,445	$—	$—
Investments in equipment and leases, net	$52,859,904	$53,470,365	$71,827,497	$71,847,246
Total assets	$56,090,044	$56,032,775	$74,812,214	$74,831,963

Liabilities:
Accounts payable and accruals:
Other	$531,037	$636,037	$650,573	$755,573
Total liabilities	$24,707,511	$24,812,511	$33,406,191	$33,511,191

Partners’ capital:
Limited Partners	$31,670,299	$31,508,030	$42,292,230	$42,206,979
Total Partners’ capital	$31,382,533	$31,220,264	$41,406,023	$41,320,772

Total liabilities and Partners’ capital	$56,090,044	$56,032,775	$74,812,214	$74,831,963

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
   Statements of Operations (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Revenues:
Leasing activities:
Operating leases	$14,801,309	$14,706,918	$20,083,732	$20,083,732	$25,631,019	$25,631,019
Gain (loss) on sale of assets	$(674,254)	$(620,704)	$1,449,492	$1,449,492	$(1,270,985)	$(1,270,985)
Total revenues	$15,165,578	$15,124,737	$22,658,497	$22,658,497	$25,942,773	$25,942,773

Expenses:
Cost reimbursements to General Partner	$801,634	$801,634	$849,984	$849,984	$859,415	$906,455
Impairment losses	$455,366	$455,366	$5,290,639	$4,772,639	$2,111,593	$2,629,593
Tax on income and franchise fees	$94,267	$94,267	$128,178	$128,178	$23,124	$128,124
Amortization of initial direct costs	$39,733	75,910	$107,916	$284,612	$184,171	$284,082
Total expenses	$16,844,113	$16,880,290	$26,969,897	$26,628,593	$27,715,276	$28,485,227

Net loss	$(1,678,535)	$(1,755,553)	$(4,311,400)	$(3,970,096)	$(1,772,503)	$(2,542,454)

Net loss:
Limited Partners	$(2,360,499)	$(2,437,517)	$(5,551,311)	$(5,210,007)	$(2,976,387)	$(3,746,338)
Net loss	$(1,678,535)	$(1,755,553)	$(4,311,400)	$(3,970,096)	$(1,772,503)	$(2,542,454)

Net loss per Limited Partnership unit	$(0.16)	$(0.16)	$(0.37)	$(0.35)	$(0.20)	$(0.25)

Weighted average number of units outstanding	14,995,550	14,995,550	14,995,675	14,995,675	14,996,050	14,996,050

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
  Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Operating activities:
Net loss	$(1,678,535)	$(1,755,553)	$(4,311,400)	$(3,970,096)	$(1,772,503)	$(2,542,454)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of initial direct costs	$39,733	$75,910	$107,916	$284,612	$184,171	$284,082
Impairment losses	$455,366	$455,366	$5,290,639	$4,772,639	$2,111,593	$2,629,593
(Gain) loss on the sale of assets	$674,254	$620,704	$(1,449,492)	$(1,449,492)	$1,270,985	$1,270,985
Changes in operating assets and liabilities:
Accounts receivable	$454,464	$548,855	$1,161,897	$1,161,897	$(568,946)	$(568,946)
Other assets	$(626,784)	$(53,445)	$10,019	$10,019	$97,996	$97,996
Accounts payable, other	$(119,536)	$(119,536)	$(101,886)	$(101,886)	$241,861	$346,861

Net cash provided by operating activities	$9,828,946	$10,402,285	$16,626,082	$16,626,082	$19,521,121	$19,474,081

Investing activities:
Equipment improvement costs	$—	$(573,339)	$—	$—	$—	$—
Initial direct lease costs	$—	$—	$—	$—	$(107,962)	$(60,922)

Net cash provided by (used in) investing activities	$7,382,139	$6,808,800	$17,746,315	$17,746,315	$(1,858,487)	$(1,811,447)
4. Investments in equipment and leases, net:
The Partnership’s investments in equipment and leases consist of the following:

			Depreciation/
			Amortization
			Expense or
			Amortization of	Reclassi-
	December 31,	Impairment	Direct Financing	fications or	December 31,
	2003	Losses	Leases	Dispositions	2004
	Restated		Restated	Restated	Restated
Net investment in operating leases	$51,653,739	$(455,366)	$(10,416,101)	$6,465,115	$47,247,387
Net investment in direct financing leases, as restated	8,178,561	—	(1,978,529)	(3,484,910)	2,715,122
Assets held for sale or lease, net of accumulated depreciation of $4,796,259 in 2004 and $18,795,631 in 2003, as restated	11,891,344	—	—	(8,431,180)	3,460,164
Initial direct costs, net of accumulated amortization of $2,428,443 in 2004 and $2,357,898 in 2003, as restated	123,602	—	(75,910)	—	47,692

	$71,847,246	$(455,366)	$(12,470,540)	$(5,450,975)	$53,470,365

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investments in equipment and leases, net (continued):
Impairment of investments in leases and assets held for sale or lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets charges to operations were recorded for the declines in value of those assets in the amounts of $455,366; $4,772,639 restated; and $2,629,593 restated for the years ended December 31, 2004, 2003, and 2002, respectively.
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2004	2003	2002
		Restated	Restated
Depreciation expense	$10,416,101	$15,220,612	$18,424,332
Impairment losses	455,366	4,772,639	2,629,593

	$10,871,467	$19,993,251	$21,053,925

Due to declines in the markets for certain types of assets, during 2004, 2003 and 2002 management determined that the value of certain assets were impaired. The Partnership recorded impairment losses as follows for each of the years ended December 31:

	2004	2003	2002
		Restated	Restated
Locomotives	$—	$2,475,000	$300,000
Off shore supply vessels	—	1,022,000	—
Mining equipment	—	731,619	—
Covered grain hopper cars, as restated	—	299	1,592,326
Petroleum rail tank cars	—	325,462	—
Barges, as restated	—	218,259	737,267
Refuse trucks and other vehicles	455,366	—	—

	$455,366	$4,772,639	$2,629,593

     All of the property subject to leases was acquired in the years 1997 through 2002.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investments in equipment and leases, net (continued):
Operating leases:
Property on operating leases consists of the following:

				Reclassi-
	December 31,	Impairment	Depreciation	fications or	December 31,
	2003	Losses	Expense	Dispositions	2004
Transportation — restated	$72,164,281	$—	$—	$23,218,092	$95,382,373
Construction	20,168,993	—	—	(12,214,614)	7,954,379
Marine vessels / barges — restated	14,978,042	—	—	(9,147,197)	5,830,845
Mining equipment	8,410,345	—	—	(3,710,770)	4,699,575
Manufacturing	4,553,440	—	—	(683,092)	3,870,348
Communications	3,748,058	—	—	(3,607,678)	140,380
Materials handling	3,558,657	—	—	(111,345)	3,447,312
Office automation	3,521,046	—	—	—	3,521,046
Other	3,347,789	—	—	608,677	3,956,466

	134,450,651	—	—	(5,647,927)	128,802,724
Less accumulated depreciation	(82,796,912)	(455,366)	(10,416,101)	12,113,042	(81,555,337)

Total — restated	$51,653,739	$(455,366)	$(10,416,101)	$6,465,115	$47,247,387

Direct financing leases:
As of December 31, 2004, investment in direct financing leases, consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2004 and 2003:

	2004	2003
	Restated

Total minimum lease payments receivable	$2,787,065	$5,860,231
Estimated residual values of leased equipment (unguaranteed)	1,115,398	4,638,162

Investment in direct financing leases	3,902,463	10,498,393
Less unearned income	(1,187,341)	(2,319,832)

Net investment in direct financing leases	$2,715,122	$8,178,561

At December 31, 2004, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

		Direct
Year ending		Financing
December 31,	Operating Leases	Leases	Total
	Restated	Restated	Restated
2005	$8,808,052	$1,372,368	$10,180,420
2006	5,185,604	708,415	5,894,019
2007	3,936,979	512,748	4,449,727
2008	3,468,889	193,534	3,662,423
2009	3,075,627	—	3,075,627
Thereafter	375,415	—	375,415

	$24,850,566	$2,787,065	$27,637,631

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
5. Non-recourse debt:
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
Future minimum payments of non-recourse debt are as follows:

Year ending
December 31,	Principal	Interest	Total
2005	$251,586	$24,182	$275,768
2006	101,568	11,462	113,030
2007	90,838	5,141	95,979
2008	23,717	277	23,994

	$467,709	$41,062	$508,771

6. Other long-term debt:
In 1998, the Partnership entered into a $65 million receivables funding program (the Program) with a third party receivables financing Partnership that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing Partnership receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate (2.860% at December 31, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in February 2002. As of December 31, 2004 and 2003, the Partnership had $8,997,000 and $15,759,000 outstanding under the program, respectively.
The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. As of December 31, 2004, the Partnership receives or pays interest on a notional principal of $9,381,285, based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of swaps were to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.
During the year, Accumulated Other Comprehensive Income (“AOCI”) decreased by approximately $598,000 of which approximately $593,000 was related to the decrease in the fair value of the interest rate swap and approximately $5,000 was related to the reclassification of AOCI to earnings (included in interest expense) due to hedge ineffectiveness and upon the discontinuance of the cash flow hedges because of debt prepayments. The Partnership redesignated a proportionate share of the interest rate swaps as cash flow hedges in relation to the remaining outstanding long-term debt. The change in fair value of the portion of interest rate swaps not designated as hedges will be recognized in earnings.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
6. Other long-term debt (continued):
Borrowings under the Program are as follows:

			Notional	Swap
	Original	Balance	Balance	Value	Payment Rate on
	Amount	December 31,	December 31,	December 31,	Interest Swap
Date Borrowed	Borrowed	2004	2004	2004	Agreement
4/1/1998	$21,770,000	$—	$—	$—	*
7/1/1998	25,000,000	1,811,000	1,824,322	(75,010)	6.155%
10/1/1998	20,000,000	1,425,000	1,530,182	(17,886)	5.550%
4/16/1999	9,000,000	995,000	998,434	(19,447)	5.890%
1/26/2000	11,700,000	2,672,000	2,670,664	(153,984)	7.580%
5/25/2001	2,000,000	527,000	582,705	(12,538)	5.790%
9/28/2001	6,000,000	1,512,000	1,774,978	(14,021)	4.360%
1/31/2002	4,400,000	55,000	—	—	*
2/19/2002	5,700,000	—	—	—	*

	$105,570,000	$8,997,000	$9,381,285	$(292,886)

*	Under the terms of the Program, no interest rate swap agreements were required for these borrowings.
The long-term debt borrowings mature from 2004 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

	Debt	Debt			Rates on
Year ending	Principal	Principal			Interest Swap
December 31,	Swapped	Not Swapped	Interest	Total	Agreements**
2005	$5,405,000	$12,000	$404,456	$5,821,456	6.146%-6.450%
2006	2,033,000	43,000	167,037	2,243,037	6.593%-6.897%
2007	1,504,000	—	16,816	1,520,816	6.872%-6.879%

	$8,942,000	$55,000	$588,309	$9,585,309

**	Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.860% at December 31, 2004).
In 2004, 2003 and 2002, the net effect of the interest rate swaps increased interest expense by $609,601, $952,386, and $955,401 respectively.
7. Related party transactions:
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
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
7. Related party transactions (continued):
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
AFS earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during each of the years ended December 31:

	2004	2003	2002
Equipment and incentive management fees to General Partner	$634,486	$889,571	$947,568
Cost reimbursements to General Partner, as restated	801,634	849,984	906,455

	$1,436,120	$1,739,555	$1,854,023

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
8. Partners’ capital:
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
As defined in the Limited Partnership Agreement, available Cash from Operations shall be distributed as follows:
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
As defined in the Limited Partnership Agreement, available Cash from Sales or Refinancing are to be distributed as follows:
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
(Restated)
8. Partners’ capital (continued):
Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.
9. Concentration of credit risk and major customers:
The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.
As of December 31, 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2004	2003
Transportation, rail	30%	22%
Transportation, other	26%	21%
Manufacturing	14%	21%
Municipalities	13%	14%
During 2004, one customer comprised 17% of the Partnership’s revenues from leases. During 2003, no customer comprised in excess of 10% of the Partnership’s revenues from leases. During 2002, one customer comprised 11% of the Partnership’s revenues from leases.
10. Line of credit:
The Partnership participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Partnership under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364

Amount borrowed by the Partnership under the acquisition facility	(13,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(17,000,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases. Borrowings on the warehouse facility are recourse jointly and severally to certain of the affiliated partnerships and limited liability companies, the Partnership, AFS and its affiliates.
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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
10. Line of credit (continued):
The acquisition line of credit consists of five notes as of December 31, 2004. Any or the entire principal balances may be repaid then re-borrowed, on notes with maturities ranging from one day to six months, until the line is terminated in June 2007. As of December 31, 2004 the interest rates on the associated balances consisted of the following:

Loan amount	Interest rate
$500,000	5.75%
1,000,000	4.62%
9,500,000	4.62%
1,000,000	4.75%
1,500,000	4.75%

$13,500,000

11. Fair value of financial instruments:
The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Non-recourse debt:
The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2004 is $467,709.
Other long-term debt:
The carrying value of the Partnership’s other long-term debt approximates its fair value at December 31, 2004 as borrowings are at a variable interest rate that adjusts to current market interest rates.
Line of credit:
The carrying amounts of the Partnership’s variable rate line of credit approximate fair value.
Interest rate swaps:
The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded at fair value at December 31, 2004 and 2003.
12. Comprehensive loss:
For the other years ended December 31, 2004, 2003 and in 2002, other comprehensive loss consisted of the following:

	2004	2003	2002
	Restated	Restated	Restated
Net loss	$(1,755,553)	$(3,970,096)	$(2,542,454)
Other comprehensive income:
Reclassification adjustment for portion of swap liability charged to net loss	5,120	—	—
Change in value of interest rate swap contracts	593,321	738,153	(298,354)

Comprehensive net loss	$(1,157,112)	$(3,231,943)	$(2,840,808)

There were no other sources of comprehensive net loss	.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
13. Selected quarterly data (unaudited):
The following unaudited selected quarterly financial data for the quarters ended March 31, June 30, September 30 and December 31, 2003 and March 31, June 30, September 30, 2004 and December 31, 2004 have been restated. The restated quarterly financial information depicted below reflects prior period adjustments principally in the following areas: (i) adjustments described in Note 3, above, including recharacterization as expense of amounts previously capitalized as IDC, increase in amortization expense of IDC, reclassification of impairment charge from the first quarter of 2003 to 2002, and reduction in revenue from Operating leases in 2004, and (ii) to record Taxes on income and franchise fees, Railcar maintenance, Professional fees and Insurance expenses during the quarters in which the expenses were incurred, rather than during the quarters in which they were paid, as previously reported. The prior period adjustments resulted in (i) decreases in our unaudited total revenues of $94,391 during the three-month period end December 31, 2004, (ii) changes in our unaudited net income (loss) of $(141,183), $257,525, $(64,426) and $51,916 during the three-month periods ended March 31, June 30, September 30, and December 31, 2003 and $119,476, $84,157, $93,167 and $(296,801) during the three-month periods ended March 31, June 30, September 30, and December 31, 2004, and (iii) changes in our Net income(loss) per Limited Partnership unit of $0.02, $0.01, $(0.01) and $0.00 during the three-month periods ended March 31, June 30, September 30, and December 31, 2003 and $0.01, $0.00, $(0.01) and $0.02 during the three-month periods ended March 31, June 30, September 30, and December 31, 2004, respectively.
The Partnership’s 2003 and 2004 unaudited selected quarterly financial information, as restated, is as follows:

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	Restated	Restated	Restated	Restated
Quarter ended
Total revenues	$7,999,426	$4,607,630	$5,009,446	$5,041,995
Net income (loss)	$876,384	$356,846	$(3,856,854)	$(1,346,472)
General Partner	$308,138	$319,070	$302,788	$309,915
Limited Partners	$568,246	$37,776	$(4,159,642)	$(1,656,387)
Net income (loss) per Limited Partnership unit	$0.04	$0.00	$(0.28)	$(0.11)
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	Restated	Restated	Restated	Restated
Quarter ended
Total revenues	$4,225,576	$4,661,072	$2,959,653	$3,278,436
Net income (loss)	$(1,483,083)	$710,616	$(258,987)	$(724,099)
General Partner	$213,941	$199,910	$115,352	$152,761
Limited Partner	$(1,697,024)	$510,706	$(374,339)	$(876,860)
Net income (loss) per Limited Partnership unit	$(0.11)	$0.03	$(0.02)	$(0.06)
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550
14. Commitments:
At December 31, 2004, the Partnership had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
15. Reserves and provisions for doubtful accounts:
Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserve for	Allowance for
	losses and	doubtful
	impairments	accounts
Balance December 31, 2001	$504,227	$118,067

Provision, as restated	2,629,593	285,000

Charge offs, as restated	(3,133,820)	—

Balance December 31, 2002	—	403,067

Provision, as restated	4,772,639	516,794

Charge offs, as restated	(4,772,639)	(394,981)

Balance December 31, 2003	—	524,880

Provision	455,366	313,892

Charge offs	(455,366)	(297,892)

Balance December 31, 2004	$—	$540,880

As more fully described in Note 3 of these financial statements the above reserves and charge-offs were restated due to the Partnership recording an adjusting entry for impairment in 2002 that was originally recorded in 2003.
16. Guarantees:
The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
17. Subsequent event:
During the year ended December 31, 2004, the Partnership settled a legal dispute with Cargill, Inc. in which the Partnership was seeking unspecified damages from Cargill, Inc. for failure to perform certain responsibilities relating to the equipment (rail cars) maintenance under the lease agreement. The Partnership was also seeking damages from GWI Leasing Corporation for failure to enforce the terms of the lease contract. The Partnership reached a good faith settlement with Cargill, Inc. on February 4, 2005, wherein Cargill, Inc. paid to the Partnership the sum of $625,000 in resolution of all outstanding claims.
18. Settlement:
The Partnership reached resolution of its remaining claims with GWI on July 31, 2005 and received funds in settlement from GWI in the amount of $615,000.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

Item 9a.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Partnership’s financial statements have been restated. The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Partnership’s financial statements for the years ended December 31, 2004, 2003 and 2002, constituted a material weakness in the Partnership’s internal control over financial reporting.
The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases, and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Partnership believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Partnership’s internal control over financial reporting. These corrective actions are as follows:
First, management will reorganized the review and backup procedures for its periodic accounting by its accounting staff including, among other things, accrual of expenses and reimbursement to the General Partner, and will add additional accounting personnel to implement these enhanced review and backup procedures. The Partnership’s controls over the selection and application of accounting policies will be enhanced. Senior management’s review and approval will be required for the selection, adoption, application, and change of all accounting policies. In the event of an adoption, or a change in the method of application, of a significant accounting policy, management will consult with the Partnership’s independent registered public accounting firm.
Second, management will implement a periodic reaffirmation process for evaluating the applicability and proper application of our existing significant accounting policies.
Third, the effects of these changes have been incorporated in the Partnership’s restatement of the affected financial statements included in this Annual Report on Form 10-K/A.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Partnership and, therefore, has no officers or directors.
ATEL Financial Services, LLC (“AFS”) is the Partnership’s General Partner. AFS ic controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Partnership’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel for ATEL Financial Services, LLC (General Partner)
Dean L. Cash, age 55, joined ACG as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ACG, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ACG in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ACG, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choski is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 47, joined ACG in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s manager, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Partnership is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2004.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION
The registrant is a Limited Partnership and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2002 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.
Equipment Management Fees
As compensation for its service rendered generally in managing or supervising the management of the Partnership’s equipment and in supervising other ongoing service and activities including, among others, arranging for necessary maintenance and repair of equipment, collecting revenue, paying operating expenses, determining the equipment is being used in accordance with all operative contractual arrangements, property and sales tax monitoring and preparation of financial data, AFS or its affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 3.5% of the gross lease revenues from “operating” leases and (ii) 2% of gross lease revenues from “full payout” leases, as defined, which contain net lease provisions.
Incentive Management Fees
As compensation for its service rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervision the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter.
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
General Partner’s Interest in Operating Proceeds
Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period. See financial statements included in Item 8, Part II of this report for amounts allocated to AFS in 2004, 2003 and 2002.

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
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$161,017	$58,413
Audit related fees	—	—
Tax fees	31,478	31,600
Other	—	—

	$192,495	$90,013

The Partnership has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-K for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements and Schedules:
	1.	Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Statements of Changes in Partners’ Capital for the years ended December 31, 2004, 2003 and 2002
Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Financial Statements

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)		Exhibits:
(3) and (4) Amended and Restated Agreement of Limited Partnership, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective November 29, 1996, (File No. 333-08879) is hereby incorporated herein by this reference
(14.1) Code of Ethics
(31.1) Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
(31.2) Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
(32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
(32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: 3/31/2005
ATEL Capital Equipment Fund VII, L.P.
(Registrant)

By:	ATEL Financial Services, LLC,
General Partner of Registrant

	By:	/s/ Dean Cash

Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (General Partner)

	By:	/s/ Paritosh K. Choksi

Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of
ATEL Financial Services, LLC (General Partner)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 31, 2006

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)	March 31, 2006
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K/A, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.