Form 10QSB
period 2005-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-08-07
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $15,124,737

The number of Limited Partnership Units outstanding as of September 30, 2005 was 14,995,550.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

ASSETS
Cash and cash equivalents	$2,538,587
Accounts receivable, net of allowance for doubtful accounts of $ 624,562	768,868
Other assets	104,383
Investments in equipment and leases, net of accumulated depreciation and amortization of $ 84,801,251	44,863,293

Total assets	$48,275,131

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$504,165
Other	807,973
Accrued interest payable	55,410
Non-recourse debt	272,128
Acquisition facility obligation	9,500,000
Receivables funding program obligation	4,651,000
Interest rate swap contracts	95,531
Unearned operating lease income	528,777

Total liabilities	16,414,984

Partners’ capital:
General Partner	—
Limited partners’	31,984,636
Accumulated other comprehensive loss	(124,489)

Total partners’ capital	31,860,147

Total liabilities and partners’ capital	$48,275,131

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$3,810,667	$3,454,214	$10,884,883	$11,466,378
Direct financing leases	14,169	12,347	119,657	251,220
Gain (loss) on sales of assets	(412,660)	(663,174)	60,881	(148,317)
Interest income	14,804	863	28,685	2,552
Other	28,057	155,404	701,340	274,469

Total revenue	3,455,037	2,959,654	11,795,446	11,846,302

Expenses:
Depreciation of operating lease assets	2,277,799	2,196,130	6,719,422	8,016,974
Marine vessel maintenance and other operating costs	431,831	137,418	1,431,140	224,016
Interest expense	353,941	306,231	972,054	1,071,643
Cost reimbursements to General Partner	11,405	13,072	779,731	790,203
Provision for impairment loss	—	—	—	455,366
Equipment and incentive management fees to General Partner	105,608	117,435	313,205	456,452
Railcar and equipment maintenance	87,719	215,978	280,463	740,167
Professional fees	101,397	25,694	251,459	270,456
Insurance	52,898	57,184	147,407	148,332
Equipment storage	17,827	28,235	43,961	132,795
Franchise fees and state taxes	—	—	100,755	94,267
Amortization of initial direct costs	10,747	17,534	35,501	60,821
Provision for (recovery of) doubtful accounts	(26,606)	(6,000)	100,132	65,437
Other	199,170	202,901	606,900	647,632

	3,623,736	3,311,812	11,782,130	13,174,561

Income (loss) from operations	(168,699)	(352,158)	13,316	(1,328,259)
Other income , net	56,644	—	197,355	—

Net income (loss)	$(112,055)	$(352,158)	$210,671	$(1,328,259)

Net income (loss):
General Partner	$—	$115,351	$61,205	$529,202
Limited Partners	(112,055)	(467,509)	149,466	(1,857,461)

	$(112,055)	$(352,158)	$210,671	$(1,328,259)

Net income (loss) per Limited Partnership unit	$(0.01)	$(0.03)	$0.01	$(0.12)
Weighted average number of units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE

NINE MONTH PERIOD ENDED

SEPTEMBER 30, 2005

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2003, as previously reported	14,995,550	$2,206,979	$—	$(886,207)	$41,320,772
Cumulative effect of prior period adjustments (see footnote 8)	—	1,089,577	—	—	1,089,577

Balance December 31, 2003, as restated	14,995,550	43,296,556	—	(886,207)	42,410,349
Distributions to Limited Partners ($0.55 per Unit)	—	(8,261,432)	—	—	(8,261,432)
Distributions to General Partner	—	—	(681,964)	—	(681,964)
Unrealized decrease in interest rate swap liability	—	—	—	593,321	593,321
Adjustment for portion of swap liability charged to net income	—	—	—	5,120	5,120
Net income (loss)	—	(2,437,517)	681,964	—	(1,755,553)

Balance December 31, 2004	14,995,550	32,597,607	—	(287,766)	32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to net income	—	—	—	163,277	163,277
Net income	—	149,466	61,205	—	210,671

Balance September 30, 2005	14,995,550	$31,984,636	$—	$(124,489)	$31,860,147

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Operating activities:
Net income (loss)	$(112,055)	$(352,158)	$210,671	$(1,328,259)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of assets	412,660	663,174	(60,881)	148,317
Depreciation of operating lease assets	2,277,799	2,196,130	6,719,422	8,016,974
Amortization of initial direct costs	10,747	17,534	35,501	60,821
Portion of swap liability charged to interest expense	114,125	(3,261)	163,277	9,186
Unrealized decrease in interest rate swap liability charged to other income, net	(56,644)	—	(197,355)	—
Provision for (reversal of) doubtful accounts	(26,606)	(6,000)	100,132	65,437
Provision for impairment loss	—	—	—	455,366
Changes in operating assets and liabilities:
Accounts receivable	(165,537)	46,926	417,342	711,173
Other assets	(4,721)	(5,733)	(50,938)	75,714
Accounts payable, General Partner	(454,475)	(180,497)	45,705	64,834
Accounts payable, other	(7,094)	189,158	171,936	(143,317)
Accrued interest payable	(6,089)	(206)	(6,313)	16,834
Unearned operating lease income	260,209	67,400	130,081	149,172

Net cash provided by operating activities	2,242,319	2,632,467	7,678,580	8,302,252

Investing activities:
Proceeds from sales of lease assets	664,100	865,691	2,709,969	4,336,146
Reduction of net investment in direct financing leases	349,039	455,991	1,013,005	1,397,669
Improvements to operating lease equipment	—	—	(720,367)	—

Net cash provided by investing activities	1,013,139	1,321,682	3,002,607	5,733,815

Financing activities:
Repayements of:
Receivables funding program obligation	(1,422,000)	(1,635,000)	(4,346,000)	(5,090,000)
Acquisition facility obligations	(1,000,000)	(2,541,000)	(5,500,000)	(8,941,000)
Non-recourse debt	(55,036)	(67,422)	(195,581)	(1,050,147)
Borrowings under acquisition facility	—	2,341,000	1,500,000	8,741,000
Distributions to:
General Partner	—	(115,351)	(61,205)	(529,202)
Limited Partners	—	(1,874,914)	(762,437)	(6,386,239)

Net cash used in financing activities	(2,477,036)	(3,892,687)	(9,365,223)	(13,255,588)

Net increase in cash and cash equivalents	778,422	61,462	1,315,964	780,479
Cash and cash equivalents at beginning of period	1,760,165	1,554,645	1,222,623	835,628

Cash and cash equivalents at end of period	$2,538,587	$1,616,107	$2,538,587	$1,616,107

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$134,510	$94,267

Cash paid during the period for interest	$360,030	$306,437	$978,368	$1,054,809

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts	$56,644	$75,756	$197,355	$466,358

See accompanying notes.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1. Organization and Limited Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the “Partnership”) was formed under the laws of the State of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2017. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities).

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending December 31, 2005 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (footnote 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Partnership recorded a prior period adjustment to increase Partners’ capital as of January 1, 2004. See footnote 8.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of three months or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts and currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Partnership’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to expense on a specific identification basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the acquisition of lease assets (as defined in Statement of Financial Accounting Standards “SFAS”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). Capitalized IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

Segment reporting:

The Partnership adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Partnership operates in one reportable operating segment in the United States.

The Partnership’s chief operating decision makers are the General Partner’s Chief Operating Officer and its Chief Executive Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Partnership recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Loss (“AOCL”) and the ineffective portion (if any) directly in earnings. Amounts in AOCL are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCL are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2. Summary of significant accounting policies (continued):

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partnership units outstanding during the period.

Other income, net:

Other income or loss, net consists of gains or losses on interest rate swap contracts. For the three and nine months ended September 30, 2005, the Partnership incurred a net gain on interest rate swap contracts of $56,644 and 197,355, respectively. For the three and nine months ended September 30, 2004, the Partnership incurred net gain on interest rate swap contracts of $3,261 and $9,186, respectively

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Partnership does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows, as a result of the adoption of SFAS 159.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the quarter ended March 31, 2007.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s Investments in equipment and leases consists of the following:

	Balance December 31, 2004 (Restated)	Additions	Depreciation/ Amortization Expense or Amortization of Direct Financing Leases	Dispositions	Net Reductions and Reclassi- fications	Balance September 30, 2005
Investment in operating leases	$47,263,381	$720,367	$(6,719,422)	$(2,315,270)	$456,588	$39,405,644
Net investment in direct financing leases	3,806,991	—	—	—	(1,013,005)	2,793,986
Assets held for sale or lease	3,441,877	—	—	(333,817)	(456,588)	2,651,472
Initial direct costs	47,692	—	(35,501)	—	—	12,191

	$54,559,941	$720,367	$(6,754,923)	$(2,649,087)	$(1,013,005)	$44,863,293

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the nine and three month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation expense	$2,277,799	$2,196,130	$6,719,422	$8,016,974
Impairment losses	—	—	—	455,366

	$2,277,799	$2,196,130	$6,719,422	$8,472,340

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2004 (Restated)	Additions	Depreciation Expense	Reclassifications or Dispositions	Balance September 30, 2005
Transportation	$95,382,373	$—	$—	$(111,654)	$95,270,719
Marine vessels/barges	5,830,845	720,367	—	(3,098,446)	3,452,766
Construction	7,954,379	—	—	(3,818,503)	4,135,876
Mining equipment	4,699,575	—	—	—	4,699,575
Manufacturing	3,870,348	—	—	(3,500,000)	370,348
FF&E	1,191,645	—	—	(493,000)	698,645
Materials handling	3,447,312	—	—	(1,431,335)	2,015,977
Office automation	3,521,046	—	—	—	3,521,046
Other	2,863,573	—	—	(490,903)	2,372,670

	128,761,696	720,367	—	(12,943,841)	116,537,622
Less accumulated depreciation	(81,497,715)		(6,719,422)	11,085,159	(77,131,978)

	$47,263,381	$720,367	$(6,719,422)	$(1,858,682)	$39,405,644

Direct financing leases:

As of September 30, 2005, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2005:

	September 30,
	2005	2004 (Restated)
Total minimum lease payments receivable	$1,682,006	$2,787,065
Estimated residual values of leased equipment (unguaranteed)	1,334,479	1,299,911

Investment in direct financing leases	3,016,485	4,086,976
Less unearned income	(222,499)	(279,985)

Net investment in direct financing leases	$2,793,986	$3,806,991

At September 30, 2005, the aggregate amounts of future minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2005	$2,064,207	$349,819	$2,414,026
2006	6,407,910	676,930	7,084,840
2007	4,779,782	481,580	5,261,362
2008	3,491,187	173,677	3,664,864
2009	3,043,095	—	3,043,095
2010	150,166	—	150,166
Thereafter	225,249	—	225,249

	$20,161,596	$1,682,006	$21,843,602

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. Investment in equipment and leases, net (continued):

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Years)
Mining	30 – 40
Marine Vessels	20 – 30
Manufacturing	10 – 20
Materials Handling	7 – 10
Transportation	7 – 10
Office Furniture	7 – 10
Office Automation	3 – 5

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

Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group, the Parent of the General Partner, and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFS.

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

During the three and nine months ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
Equipment and incentive management fees to General Partner	$105,608	$117,435	$313,205	$456,452
Cost reimbursements to General Partner	11,405	13,072	779,731	790,203

	$117,013	$130,507	$1,092,936	$1,246,655

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the General Partner made such payments of $285,922 and $335,208, respectively. During the three month periods ended September 30, 2005 and 2004, the General Partner made such payments of $101,247 and $90,005, respectively.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

4. Related party transactions (continued):

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years.

5. Non-recourse debt:

At September 30, 2005, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly payments. Interest on the notes is at fixed rate of 7.0% per annum. The notes are secured by assignments of lease payments and pledges of assets At September 30, 2005, the carrying value of the pledged assets is $363,429. The notes mature from 2006 through 2007.

Future minimum payments of non recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
Three months ending December 31, 2005	$56,005	$4,437	$60,442
2006	101,568	11,462	113,030
2007	90,838	5,141	95,979
2008	23,717	277	23,994

	$272,128	$21,317	$293,445

6. Borrowing facility:

The Partnership participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, the Partnership and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities.

As of September 30, 2005, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(9,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(3,000,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Partnership is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of September 30, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

As of September 30, 2005, the Partnership had $9,500,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 is 5.93%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability Partnership borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

6. Borrowing facility (continued):

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership is no longer a participant in the borrowing facility.

7. Receivables funding program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provides for borrowing at a variable interest rate 3.7% at September 30, 2005, based on an index of A1 commercial paper. The Program expired as to new borrowings in April 2002. As of September 30, 2005 the Partnership had $4,651,000 outstanding under the program.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. As of September 30, 2005, the Partnership receives or pays interest on a notional principal of $4,865,947 based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. During the nine months ended September 30, 2005, AOCL decreased by $163,277 related to the reclassification of AOCL to earnings (included in interest expense). The Partnership realized total comprehensive (loss) income of $238,033 and $373,948 for the three months and nine months ended September 30, 2005, respectively.

During the three and nine month periods ended September 30, 2005, the Partnership made standby fee payments of $6,902 and $25,582, respectively. During the three and nine month periods ended September 30, 2004, the Partnership made standby fee payments of $15,856 and $53,573, respectively.

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

7. Receivables funding program (continued):

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance September 30, 2005	Notional Balance September 30, 2005	Swap Value September 30, 2005	Payment Rate on Interest Swap Agreement
7/1/1998	$25,000,000	$1,352,000	$1,364,986	$(26,556)	6.16%
10/1/1998	20,000,000	41,000	156,559	(356)	5.55%
4/16/1999	9,000,000	450,000	453,608	(2,613)	5.89%
1/26/2000	11,700,000	1,882,000	1,878,368	(63,921)	7.58%
5/25/2001	2,000,000	259,000	276,087	(2,417)	5.79%
9/28/2001	6,000,000	621,000	736,338	332	4.36%
1/31/2002	4,400,000	46,000	—	—	*

	$78,100,000	$4,651,000	$4,865,946	$(95,531)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

The accounts receivable funding program borrowings mature from 2006 through 2007. Future minimum principal payments of the accounts receivable funding program and annual swap notional reductions are as follows:

	Debt Principal Swapped	Debt Principal Not Swapped	Interest	Total
Three months ended December 31, 2005	$1,068,000	$3,000	$70,652	$1,141,652
For the year 2006	2,033,000	43,000	167,000	2,243,037
For the year 2007	1,504,000	—	16,816	1,520,816

	$4,605,000	$46,000	$254,468	$4,905,505

During the nine month ended September 30, 2005, the weighted average interest rate on the receivables funding program was 6.4%. The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were in compliance with financial and non-financial covenants as of September 30, 2005.

8. Partners’ Capital:

As of September 30, 2005, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows:

	Three Months Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
Distributions paid	$—	$1,874,914	$762,437	$6,386,239
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550
Weighted average distributions per Unit	$—	$0.13	$0.05	$0.43

ATEL CASH DISTRIBUTION FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

8. Partners’ Capital (continued):

Adjustment to beginning Limited Partners’ capital:

In preparing the 2005 financial statements, the Partnership’s General Partner determined that an error had occurred in the accounting for a certain direct finance lease portfolio acquired during 1997. The magnitude of the error was material in the aggregate for years prior to 2004. Accordingly, the Partnership recorded a prior period adjustment to increase Partners’ capital as of January 1, 2004 by $1,089,577. The adjustment was primarily the result of: (1) amortizing unearned direct finance lease income over periods longer than the underlying lease period, and (2) over depreciating certain leased assets as they were renewed and reclassified to operating lease costs from direct finance leases. Of the $1,089,577 adjustment increasing beginning Partners’ capital, $1,031,955 was attributable to the under recognition of unearned direct finance lease income beginning in 1997 through December 31, 2003, and $57,622 was attributable to the over depreciation of certain operating lease costs beginning in 2001 through December 31, 2003. The corresponding offset to this adjustment increased investments in equipment and leases, net.

9. Commitments:

At September 30, 2005, the Partnership had no commitments to purchase lease assets.

10. Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Partnership has and is expected to continue having contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As initial lease terms expire, the Partnership re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Partnership’s success in re-leasing or selling the equipment as it comes off lease.

Throughout the Reinvestment Period, the Partnership anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of September 30, 2005, the borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(9,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(3,000,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Partnership is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of September 30, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 ranged from 5.93%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability partnership borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership is no longer a participant in the borrowing facility.

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

If inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnotes 5, 6 and 7 to the financial statements.

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Partnership’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allows the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The program expired as to new borrowings in April 2002. As more fully described in footnote 7, the Partnership had $4,651,000 outstanding under this receivables funding program as of September 30, 2005. The receivables funding program terminates in January 2007. It is the intention of the Partnership to use the receivables funding program as its primary source of debt financing.

In order to maintain the availability of the receivables funding program, the Partnership is required to make standby payments. These fees totaled $25,582 and $53,573 as of September 30, 2005 and 2004, respectively, and are included in interest expense in the Partnership’s statement of operations.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to financial institutions. The notes are due in monthly, payments. Interest on the notes is at fixed rate of 7.0% per annum. The notes are secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1997.

At September 30, 2005, the Partnership had no commitments to purchase leased assets.

Adjustment to Beginning Limited Partners’ Capital

In preparing the 2005 financial statements, the Partnership’s General Partner determined that an error had occurred in the accounting for a certain direct finance lease portfolio acquired during 1997. The magnitude of the error was material in the aggregate for years prior to 2004. Accordingly, the partnership recorded a prior period adjustment to increase Partners’ capital as of January 1, 2004 by $1,089,577.

The adjustment was primarily the result of: (1) amortizing unearned direct finance lease income over periods longer than the underlying lease period, and (2) over depreciating certain leased assets as they were renewed and reclassified to operating lease costs from direct finance leases. Of the $1,089,577 adjustment increasing beginning Partners’ capital, $1,031,955 was attributable to the under recognition of unearned direct finance lease income beginning in 1997 through December 31, 2003, and $57,622 was attributable to the over depreciation of certain operating lease costs beginning in 2001 through December 31, 2003. The corresponding offset to this adjustment increased investments in equipment and leases, net.

Cash Flows

The three months ended September 30, 2005 versus the three months ended September 30, 2004:

In both 2005 and 2004, the Partnership’s primary source of cash from operations was rents from operating leases. Revenue from operating leases increased $356,453 from $3,454,214 in 2004 to $3,810,667 in 2005. An increase in cash remitted from customers (i.e., unearned lease income) in advance of the rental period augmented the increase in operating lease and other revenue. Cash generated by unearned lease income increased $192,809 to $260,209 in 2005 from $67,400 in 2004. However, cash flows from operations decreased by $390,148 from $2,632,467 in 2004 to $2,242,319 in 2005. The increases noted above were more than offset by increase cash usages in accounts receivable, accounts payable, General Partner and accounts payable, other. During the three months ended September 30, 2005, accounts receivable, accounts payable, General Partner and accounts payable, other used $682,693 more in operating cash to a $627,106 use of operating cash from a $55,587 source of operating cash in comparable period in the prior fiscal year.

In 2005 and 2004, the primary source of cash from investing activities was the proceeds from sale of assets. Cash received from investing activities decreased by $308,543 from $1,321,682 in 2004 to $1,013,139 in 2005. Contributing to this decrease were: (1) a decrease in proceeds from sales of lease assets of $201,591 from $865,691 in 2004 to $664,100 in 2005 and (2) a decrease in net investment in direct financing leases of $106,952 from $455,991 in 2004 to $349,039 in 2005.

In three months ended September 30, 2005, there were no sources of cash from financing activities compared to $2,341,000 of cash generated from borrowings under the acquisition facility in the same period in the prior fiscal year. This decrease in cash generated from borrowings was more than offset by decreases in repayments on borrowings under the accounts receivable funding program, acquisition facility and non-recourse debt. Additionally, the Partnership distributed less cash to its Limited Partners and General Partner in 2005 compared to 2004. During the three months ended September 30, 2005, repayments on debt decreased by $1,766,386 to $2,477,036 from $4,243,422 in 2004. During the three months ended September 30, 2005, the Partnership made no cash distributions to its Limited Partners and General Partner compared to $1,990,265 in the comparable period in the prior fiscal year.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004:

In both 2005 and 2004, the Partnership’s primary source of cash from operations was rents from operating leases and other revenue. Revenue from operating leases and other decreased by $154,624 from $11,740,847 in 2004 to $11,586,223 in 2005. Together, with decrease in operating cash provided by accounts receivable of $416,680 from cash provided of $711,173 in 2004 to cash provided of $294,493 in 2005, net cash provided by operating activities decreased by $623,722 from $8,302,252 in 2004 to $7,678,530 in 2005.

In 2005 and 2004, the primary source of cash from investing activities was the proceeds from sales of leased assets. However, cash generated from proceeds from sales of leased assets decreased by $1,626,177 to $2,709,969 in 2005 from $4,336,146 in 2004. This decrease contributed to the overall decrease in cash provided from investing activities. During the nine months ended September 30, 2005, cash provided by investing activities decreased by $2,731,208 from $5,733,815 in 2004 to $3,002,607 in 2005. In addition to the decrease in proceeds from sales of leased assets mentioned above, cash flows from investing activities were negatively impacted by: (1) a decrease in net investment in direct financing leases of $384,664 from $1,397,669 in 2004 to $1,013,005 in 2005, and (2) $720,367 of cash invested in refurbishing leased assets in 2005 compared to the same period in the prior fiscal year when the Partnership made no such investments.

During the nine months ended September 30, 2005, the Partnership used $9,365,223 in financing activities compared to $13,255,588 during the same period in the prior fiscal year, a decreased cash use of $3,890,365. Although the Partnership only borrowed $1,500,000 in cash from the acquisition facility during the nine months ended September 30, 2005, which was a decrease $7,241,000 from the $8,741,000 borrowed during the same period in the prior fiscal year, the Partnership more than offset this decrease in debt proceeds by reduced debt payments and distributions to the Limited Partners and the General Partner. During the nine months ended September 30, 2005, repayments on the accounts receivable funding program, acquisition facility and non-recourse debt decreased by $5,039,566 to $10,041,581 from $15,081,147 during the comparable period in the prior fiscal year. During the nine months ended September 30, 2005, distributions to the Limited Partners and the General Partner decreased by $6,091,799 to $823,642 from $6,915,441 during the comparable period in the prior fiscal year.

Results of operations

The three months ended September 30, 2005 versus the three months ended September 30, 2004:

Revenues increased by $495,383 for the three months ended September 30, 2005 from $2,959,654 in 2004 to $3,455,037 in 2005, which drove the increase in operating results from a net loss of $352,158 in 2004 to a net loss of $112,055 in 2005, an improvement of $220,103. The three month net loss decreased primarily as a result of an increase in revenue and a decrease in railcar and equipment maintenance offset by increased depreciation expense and marine vessel maintenance and other operating costs.

The increase in revenues during the three months ended September 30, 2005 compared to the same period in the prior fiscal year was driven primarily by an increase in operating lease and a decrease in loss on sale of assets partially offset by a decrease in other revenue. Operating lease revenue increased by $356,453 to $3,810,667 in 2005 from $3,454,214 in 2004. Loss on sales of assets decreased by $250,514 to a loss of $412,660 in 2005 from a loss of $663,174 in 2004. Other revenue decreased by $127,347 to $28,057 in 2005 from $155,404 in 2004.

During the three months ended September 30, 2005, railcar and equipment maintenance decreased $128,259 to $87,719 from $215,978 in 2004.

Offsetting the above improvements to operating results were increases to depreciation expense and marine vessel maintenance and other operating costs. During the three months ended September 30, 2005, depreciation expense, marine vessel maintenance and other operating costs increased by $376,082 to $2,709,630 in 2005 from $2,333,548 in 2004. Due to the absence of acquisitions of these assets, the growth rate in depreciation expense was slower than the revenue growth rate.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004:

Revenues decreased by $50,856 for the nine months ended September 30, 2005 to $11,795,446 in 2005 from $11,846,302 in 2004, which nominally contributed to an increase in operating results from a net loss of $1,328,259 in 2004 to net income of $210,671 in 2005, an improvement of $1,538,930. The nine month operating results improved primarily as a result of an increase in revenue and decreases various operating expenses including depreciation expense, interest expense, impairment losses, equipment and incentive management fees to General Partner, railcar and equipment maintenance, and equipment storage. The decrease in these operating expenses totaled $2,544,292 from $10,873,397 in 2004 to $8,329,105 in 2005. Augmenting these decreases was an increase in other income, net of $197,355 from a nominal amount in 2004 to $197,355 in 2005. Offsetting these improvements were an increase in marine vessel maintenance and other operating costs of $1,207,124 to $1,431,140 in 2005 from $224,016 in 2004.

The decrease in revenues during the nine months ended September 30, 2005 compared to the same period in the prior fiscal year was driven primarily by a decrease in operating lease and direct financing lease of $713,058 to $11,004,540 during 2005 from $11,717,598 in 2004. Augmenting these increases was an improvement of $209,198 on the gain or loss on sales of assets from a loss of $148,317 in 2004 to a gain of $60,881 in 2005 and other revenue from $274,469 in 2004 to $701,340 in 2005, an increase of $426,871. The increase in other revenue was primarily the result of collecting past due rents from a certain lease customer as a part of a legal settlement.

The Partnership’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. Long term leases coming to term and renewing into month-to-month rents coupled with continued sales of leased assets have led to the decrease in depreciation expense of $1,297,552 from $8,016,974 in 2004 to $6,719,422 in 2005.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review in 2004, management determined that the values of certain refuse vehicles and other transportation related assets on lease to one particular lessee had declined in value to the extent that the carrying values had become impaired. Management recorded a provision for the decline in value of those assets in the amount of $455,366 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Partnership made no provision for impairment losses.

During the nine months ended September 30, 2005, interest expense decreased by $99,589 to $972,054 in 2005 from $1,071,643 during the comparable period in the prior fiscal year as a result of decreasing debt.

During the nine months ended September 30, 2005, equipment and incentive management fees to General Partner and railcar and equipment maintenance expenses decreased by $602,951 to $593,668 in 2005 from $1,196,619 during the comparable period in the prior fiscal year as a result of continued sales of leased assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Partnership expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate acquisition facility is repaid.

Also, the Partnership entered into a receivables funding program facility in 1998. Since interest on the outstanding balances under the facility will vary, the Partnership will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Partnership is required by the terms of the receivable funding program to enter into interest rate swap agreements, which effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate.

In general, these swap agreements are designed to reduce the Partnership’s interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages the credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005 certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

•

With regard to the timely identification and recording of impairment of leased assets, the General Partner has strengthened its quarterly impairment analysis through additional management review of the analysis.

•

With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews by management. Information from the Model drives the amounts to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.

•

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Partnership Agreement.

•

With regard to identifying and estimating liabilities in the correct period the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired; the controller position has been split into two separate roles to ensure proper management of the General Partner and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

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

Date: August 6, 2007

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

(Registrant)

		By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant