Form 10KSB
period 2005-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-08-07
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 000-24175

ATEL Cash Distribution Fund VII, L.P.

(Exact name of small business registrant as specified in its charter)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell Partnership (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the issuer’s revenues for the most recent fiscal year: $16,165,855

The number of Limited Partnership Units outstanding as of December 31, 2005 was 14,995,550

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund VII, L.P. (the “Partnership”) was formed under the laws of the State of California in May 1996. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”). Prior to converting to a limited liability partnership structure, AFS was formerly known as ATEL Financial Corporation. The Partnership may continue until December 31, 2017.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated. As of December 31, 2005, 14,995,550 Units were issued and outstanding.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), which ended December 31, 2004; and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

The Partnership has the ability to incur debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Partnership may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Partnership intends to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Partnership in the future.

As of December 31, 2005, the amounts of such equipment acquisition debt was $6,500,000 as discussed above and further discussed in both Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity, Item 6, and footnote 9 to the financial statements as set forth in Part II, Item 7a.

The Partnership may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Partnership assets or a general lien against all of the otherwise unencumbered assets of the Partnership. It is the intention of AFS to use asset securitization primarily to finance assets leased to those credits which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Partnership’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation.

As of December 31, 2005, the amount of such securitized borrowings was $3,580,000 as discussed above and further discussed in footnote 10 to the financial statements as set forth in Part II, Item 7a.

Narrative Description of Business

The Partnership has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment represent equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment is invested in equipment acquired from a single manufacturer.

The Partnership’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

From inception through December 31, 2005, the Partnership had purchased equipment with a total acquisition price of $303,471,413.

The Partnership’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2005 and 2004 certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	2005	2004
Sea Mar Management, LLC	Marine Vessels	22%	*
TAL International Container	Containers	14%	*
Transamerica Leasing International	Transportation	*	17%
* less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Partnership), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees. AFS employees provide the services the Partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS per the Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2005 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$135,842,930	44.76%
Manufacturings	45,709,520	15.06%
Mining	30,756,101	10.14%
Marine Vessels	23,055,617	7.60%
Materials Handling	16,318,944	5.38%
Office Automation	11,449,934	3.77%
Medical	9,133,951	3.01%
Aircraft	6,310,979	2.08%
Other	24,893,437	8.20%

	$303,471,413	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, Rail	$73,779,368	24.31%
Municipalities	45,050,058	14.84%
Transportation, Other	43,799,728	14.43%
Manufacturing, Other	41,295,886	13.61%
Electronics	26,062,302	8.59%
Mining	17,670,967	5.82%
Business Services	15,093,493	4.97%
Primary Metals	13,251,254	4.37%
Other	27,468,357	9.06%

	$303,471,413	100.00%

Through December 31, 2005, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expenses*
Mining	$47,498,564	$12,063,208	$44,949,792
Transportation	39,310,218	12,336,903	30,399,665
Marine vessels	16,844,247	3,126,897	17,711,104
Office automation	15,961,279	1,512,934	17,122,811
Medical	12,869,327	8,416,609	6,844,622
Aircraft	10,982,354	3,757,240	10,798,091
Manufacturing	8,629,633	2,857,872	8,613,587
Materials handling	5,523,443	5,054,459	3,608,351
Other	5,554,602	832,816	4,867,424

	$163,173,667	$49,958,938	$144,915,447

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2005, see footnote 6 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7a, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 7a, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2005, a total of 5,494 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2005. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2006. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2005 the value of the Partnership’s assets, calculated on this basis, was approximately $3.35 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The record holders of Units are entitled to certain distributions as provided under the Limited Partnership Agreement.

No distributions were made from 2005 operations.

The rate for monthly distributions from 2004 operations was $0.0416 per unit for January through December. The distributions were paid in February through December 2004 and in January 2005. The rate for 2004 distribution made in January 2005 was $0.05 per unit from cash generated from 2004 operations. The rate for quarterly distribution paid in April, July and October 2004 was $0.125 per unit. Distributions were from 2004 cash flows from operations.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

During the Reinvestment Period that ended December 31, 2004, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership participates with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Partnership had borrowed $6,500,000 under the acquisition facility.

As of December 31, 2005 borrowings under the Master Terms Agreement were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(6,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,000,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Partnership is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership is contingently liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of December 31, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 is 5.93%.

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

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership is no longer a participant in the borrowing facility and all amounts have been paid.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Partnership, provided, however that: (i) the transaction is in the best interest of the Partnership; (ii) such equipment is purchased by the Partnership for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Partnership Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Partnership; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Partnership Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Partnership.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnotes 8, 9 and 10 to the financial statements in Item 7a.

Additionally, in 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and requires the Partnership to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in April 2002. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Partnership is required to make standby payments. These fees totaled $30,862 and $64,320 in 2005 and 2004, respectively, and are included in interest expense in the Partnership’s statement of operations.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to financial institutions. The notes are due in monthly payments. Interest on the notes is at fixed rate which is a nominal annual rate of 7.0%. The notes are secured by assignments of lease payments and pledges of assets. The amount of pledged assets is $1,518,977.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced regular distributions, based on cash flows from operations, beginning with the month of January 1997. See Items 5 for additional information regarding distributions.

At December 31, 2005, the Partnership had no commitments to purchase leased assets

Cash Flows

In 2005 and 2004, the Partnership’s primary source of cash from operations was the rents from operating leases and other revenue. Operating leases and other revenue increased by $1,274,655 to $16,396,220 in 2005 from $15,121,571 in 2004. During the same period, cash flows from operations increased by $305,125 from $10,402,285 in 2004 to $10,707,410 in 2005. The increase in operating lease and other revenue was augmented by decreases in certain operating expenses including interest expense, equipment and incentive management fees to General Partner and railcar maintenance. In the aggregate, these operating expenses decreased by $739,076 to $1,956,838 in 2005 from $2,695,914 in 2004. An increase in marine vessel maintenance offset these aggregate reductions in the aforementioned expenses. Marine vessel maintenance and other operating costs increased by $1,393,187 to $1,860,982 in 2005 from $467,795 in 2004. Operating cash flows were also affected by accounts receivable and accounts payable, General Partner. During 2005, accounts receivable generated $194,237 in operating cash compared to generating $548,855 in operating cash during 2004, a decrease of $354,618. Accounts payable, General Partner generated $167,177 in operating cash during 2005 compared to using $23,358 in operating cash during 2004, an increase in cash generated in operating activities of $190,535.

In 2005 and 2004, the primary source of cash from investing activities consisted of proceeds from sales of lease assets. Cash flows from investing activities decreased by $2,930,627 to $3,878,173 in 2005 from $6,808,800 in 2004. Cash flows from investing activities decreased primarily as a result of a decrease in proceeds from sales of assets and a decrease in the reduction of direct financing leases. Proceeds from sales of assets declined $2,040,539 from $5,503,961 in 2004 to $3,463,422 in 2005. A significant portion of the assets sold in 2004 were still on lease and had higher average values than those sold in 2005. As a result, sales proceeds were higher in 2004 when compared to 2005. Cash from direct financing leases decreased from $1,878,178 in 2004 to $1,135,118 in 2005, a decrease of $743,060 as a result of sale of assets in 2004 and 2005.

Cash used in financings activities decreased by $3,331,862 to $13,492,228 in 2005 from $16,824,090 in 2004. Cash used in financing activities decreased as a result of a decrease in the repayment of debt and payments to partners that was offset by decreased borrowing. During 2005, cash used to repay portions of non-recourse debt, the acquisition facility and the receivables funding program decreased by $15,212,108 to $14,168,586 in 2005 from $29,380,694 in 2004. Additionally, cash used to make distributions to the General Partner and Limited Partners decreased by $8,119,754 to cash distributions of $823,642 in 2005 from cash distributions of $8,943,396 in 2004. Offsetting the decreased financing activity uses was decreased borrowing. In both 2005 and 2004, the only source of cash from financing activities was borrowings under acquisition facility which decreased by $20,000,000 from $21,500,000 in 2004 to $1,500,000 in 2005.

Results of Operations

Cost reimbursements to General Partner are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each Partnership that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

As of December 31, 2005, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation, rail	42%
Containers	20%
Transportation, other	17%

Operating results increased by $2,311,746 to a net income of $556,193 in 2005 compared to a net loss of $1,755,553 in 2004. Operating results increased as a result of an increase in revenues coupled with decrease in expenses. Total revenues increased by $1,041,118 to $16,165,855 in 2005 from $15,124,737 in 2004. Total revenue increased primarily as a result of increases in other revenue, operating lease revenue and fewer losses on sales of assets. Other revenue increased by $990,653 to $1,405,306 in 2005 from $414,653 in 2004 as a result of settling past due lease amounts with a certain lessee which were previously written off. Operating leases aided the overall revenue increase by contributing a $284,002 increase to $14,990,920 in 2005 from $14,706,918 in 2004. During 2005, losses on sales of assets decreased by $166,270 to a loss of $454,434 in 2005 from a loss of $620,704 in 2004. A decrease in direct financing lease revenue offset these increases. During 2005, direct financing lease revenue decreased by $438,003 to $180,820 in 2005 from $618,823.

Total expenses decreased by $1,043,072 to $15,837,218 in 2005 from $16,880,290 in 2004. Total expenses decreased primarily as a result of a decrease in depreciation expense coupled with decreases in certain other operating expenses including interest expense, railcar maintenance and equipment and incentive management fees to General Partner. These improvements were offset by increases in certain other operating expenses including impairment losses, marine maintenance and other operating. During 2005, depreciation expense decreased by $1,717,059 to $8,699,042 from $10,416,101 in 2004 due to the sale of assets. Additionally, interest expense, railcar and equipment maintenance and equipment and incentive management fees to General Partner decreased by $739,076 to $1,956,838 in 2005 from $2,695,914 in 2004 due primarily to reductions in debt and railcars taken out of service in 2005.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of that review, management determined that the values of certain barges in 2005 and refuse vehicles in 2004 had declined in value to the extent that the carrying values had become impaired. This decline is the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets currently command. The resulting losses increased by $527,194 to $982,560 in 2005 from $455,366 in 2004. See additional discussion of the impairment losses in footnote 5 in the Financial Statements included in Part II, Item 7a of this report.

During 2005, the provision for doubtful accounts decreased by $324,686 to a negative $10,794 in 2005 from $313,892 in 2004 as the Partnership decreased the allowance for doubtful accounts offsetting the provision for doubtful accounts. Finally, marine vessel maintenance and other operating expenses increased by $1,393,187 to $1,860,982 in 2005 from $467,795 in 2004 due to the cost of operating the marine vessels for a full year in 2005 compared to a partial year in 2004.

Derivative Financial Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

SFAS No. 133, as amended, requires the Partnership to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. If derivative financial instruments are utilized, the Partnership will be required to record derivative instruments at fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income or other comprehensive income, as appropriate.

The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Partnership recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See footnote 10 to the financial statements in Item 8, Receivables Funding Program, for additional information.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Partnership does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows, as a result of the adoption of SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Partnership will adopt SAB 108 as of January 1, 2007, as required. The Partnership has not determined the effect, if any, the adoption of SAB 108 will have on the Partnership’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Partnership has not determined the effect, if any, the adoption of FIN 48 will have on the Partnership’s financial position and results of operations.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off on a case by case basis.

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

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with

Originating or Acquiring Loans and Initial Direct Costs of Leases”). Capitalized IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. The Partnership has no notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

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

Restatement and Adjustment of Prior Periods Presented

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Equipment Fund VII, LLC previously filed financial statements as discussed below.

In preparing the 2005 financial statements, the Partnership’s General Partner determined that an error had occurred in the accounting for a certain direct finance lease portfolio acquired during 1997. The magnitude of the error was material in the aggregate for years prior to 2004. Accordingly, the Partnership recorded a prior period adjustment to increase Partners’ capital as of January 1, 2004 by $1,089,577. Amounts related to the perpetuation of the error in 2004 were nominal and therefore no further adjustment was recorded in 2004. Related to this error, two adjustments were required to restate the investment in equipment and leases, net, for periods prior to January 1, 2004. First, an increase of $1,031,955 was recorded to investment in equipment and leases, net, to adjust for the inappropriate amortization of unearned direct financing lease income for the periods subsequent to the acquisition of the lease portfolio in 1997 through December 31, 2003. The second adjustment was recorded to increase the investment in equipment and leases, net, by $57,622 as certain leased asset were inappropriately depreciated after being renewed and reclassified to operating lease assets from direct financing leases beginning in 2001 through December 31, 2003.

As a result of the aforementioned factors, the financial statements for the following periods have been adjusted from those previously filed:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

The following summarizes the nature of the adjustments:

Revenue

The Partnership’s General Partner determined that the accounting methodology relating to certain utilization leases must be modified to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the General Partner concluded that revenue was inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result, the Partnership restated operating lease revenue, accounts receivable and partners’ capital.

In addition, the Partnership’s General Partner determined that unearned direct finance lease income had been inappropriately amortized over periods differing from the underlying lease period for a certain direct finance lease portfolio acquired in 1997. As a result, the Partnership adjusted earned direct finance lease revenue, investments in equipment and leases, net and Partners’ capital.

Finally, the Partnership’s General Partner determined that certain payments from a lessee that represented a settlement of past due rental payments that were previously written off were inappropriately classified as operating lease revenue. As a result, the Partnership reclassified these payments from operating lease revenue to other revenue.

Accrued liabilities

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Partnership restated several of its asset, liability, partners’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior years

The Partnership’s General Partner determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that they were not appropriately amortizing IDC capitalized in prior years. As a result of this restatement, IDC is amortized over the underlying lease term.

Depreciation of operating lease assets

In 2005, in connection with the incorrect accounting for the direct finance lease portfolio previously discussed, the Partnership’s General Partner determined that they were incorrectly depreciating certain leased assets as they were renewed and reclassified to operating lease assets from direct finance leases. As a result, the Partnership adjusted depreciation of operating lease assets, investments in equipment and leases, net and Partners’ capital.

See footnote 3 to the financial statements for further disclosure related to the adjustment to beginning Partners’ capital as well as the restatement of prior quarterly financial statements for 2005.

Item 7.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Partnership believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Partnership expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Partnership has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Partnership expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate acquisition facility is repaid. As of December 31, 2005, there was an outstanding balance of $6,500,000 on the floating rate acquisition facility. The effective interest on borrowings at December 31, 2005 is 5.93%.

Also, as described in the caption “Capital Resources and Liquidity,” the Partnership entered into a receivables funding program facility in 1998. Since interest on the outstanding balances under the facility will vary, the Partnership will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Partnership is required by the terms of the receivable funding program to enter into interest rate swap agreements, which effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Partnership makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Partnership is recognized as an adjustment to other income related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. At December 31, 2005, there was $3,580,000 in borrowings under this accounts receivable program.

In general, these swap agreements are designed to reduce the Partnership’s interest rate risk associated with variable rate borrowings. However, the Partnership is exposed to and manages the credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 7a.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VII, L.P. (Partnership) as of December 31, 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 of the financial statements, the Partnership has restated Partner’s Capital as of December 31, 2003.

/s/ Ernst & Young LLP

San Francisco, California

August 6, 2007

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

DECEMBER 31, 2005

ASSETS
Cash and cash equivalents	$2,315,978
Accounts receivable, net of allowance for doubtful accounts of $513,637	980,050
Investments in equipment and leases, net of accumulated depreciation and amortization of $83,058,100	40,503,174
Other assets	233,223

Total assets	$44,032,425

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$625,637
Other	383,657
Accrued interest payable	40,421
Non-recourse debt	216,123
Acquisition facility obligation	6,500,000
Receivables funding program obligation	3,580,000
Interest rate swap contracts	65,330
Unearned operating lease income	381,029

Total liabilities	11,792,197

Partners’ capital:
General Partner	—
Limited partners’	32,330,158
Accumulated other comprehensive loss	(89,930)

Total partners’ capital	32,240,228

Total liabilities and partners’ capital	$44,032,425

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Leasing activities:
Operating leases	$14,990,920	$14,706,918
Direct financing leases	180,820	618,823
Gain (loss) on sales of assets	(454,434)	(620,704)
Interest income	43,243	5,047
Other	1,405,306	414,653

Total revenue	16,165,855	15,124,737

Expenses:
Depreciation of operating lease assets	8,699,042	10,416,101
Marine vessel maintenance and other operating costs	1,860,982	467,795
Interest expense	1,201,906	1,371,978
Cost reimbursements to General Partner	797,988	801,634
Provision for impairment loss	982,560	455,366
Equipment and incentive management fees to General Partner	406,688	634,486
Railcar and equipment maintenance	348,244	689,450
Professional fees	343,001	346,085
Insurance	205,754	210,607
Equipment storage	50,922	150,705
Franchise fees and state taxes	67,000	94,267
Amortization of initial direct costs	42,559	75,910
Provision for (recovery of) doubtful accounts	(10,794)	313,892
Other	841,366	852,014

	15,837,218	16,880,290

Income (loss) from operations	328,637	(1,755,553)
Other income, net	227,556	—

Net income (loss)	$556,193	$(1,755,553)

Net income (loss):
General Partner	$61,205	$681,964
Limited Partners	494,988	(2,437,517)

	$556,193	$(1,755,553)

Net income (loss) per Limited Partnership unit	$0.03	$(0.16)
Weighted average number of units outstanding	14,995,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2003, as previously reported	14,995,550	$42,206,979	$—	$(886,207)	$41,320,772
Cumulative effect of prior period adjustments (see footnote 3)	—	1,089,577	—	—	1,089,577

Balance December 31, 2003, as restated	14,995,550	43,296,556	—	(886,207)	42,410,349
Distributions to Limited Partners ($0.55 per Unit)	—	(8,261,432)	—	—	(8,261,432)
Distributions to General Partner	—	—	(681,964)	—	(681,964)
Unrealized decrease in interest rate swap liability	—	—	—	593,321	593,321
Adjustment for portion of swap liability charged to interest expense	—	—	—	5,120	5,120
Net income (loss)	—	(2,437,517)	681,964	—	(1,755,553)

Balance December 31, 2004	14,995,550	32,597,607	—	(287,766)	32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to interest expense	—	—	—	197,836	197,836
Net income	—	494,988	61,205	—	556,193

Balance December 31, 2005	14,995,550	$32,330,158	$—	$(89,930)	$32,240,228

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating activities:
Net income (loss)	$556,193	$(1,755,553)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sales of assets	454,434	620,704
Depreciation of operating lease assets	8,699,042	10,416,101
Amortization of initial direct costs	42,559	75,910
Interest rate swap contracts	197,836	5,120
Realized decrease in interest rate swap liability	(227,556)	—
Provision for (recovery of) doubtful accounts	(10,794)	313,892
Provision for impairment loss	982,560	455,366
Changes in operating assets and liabilities:
Accounts receivable	194,237	548,855
Other assets	(56,929)	(53,445)
Accounts payable:
General Partner	167,177	(23,358)
Other	(252,380)	(119,536)
Accrued interest payable	(21,302)	24,794
Unearned lease income	(17,667)	(106,565)

Net cash provided by operating activities	10,707,410	10,402,285

Investing activities:
Proceeds from sales of lease assets	3,463,422	5,503,961
Reduction of net investment in direct financing leases	1,135,118	1,878,178
Improvements to operating leases	(720,367)	(573,339)

Net cash provided by investing activities	3,878,173	6,808,800

Financing activities:
Repayments of:
Receivables funding program obligation	(5,417,000)	(6,762,000)
Acquisition facility	(8,500,000)	(21,500,000)
Non-recourse debt	(251,586)	(1,118,694)
Borrowings under acquisition facility	1,500,000	21,500,000
Distributions:
General Partner	(61,205)	(681,964)
Limited Partners	(762,437)	(8,261,432)

Net cash used in financing activities	(13,492,228)	(16,824,090)

Net increase in cash and cash equivalents	1,093,355	386,995
Cash and cash equivalents at beginning of year	1,222,623	835,628

Cash and cash equivalents at end of year	$2,315,978	$1,222,623

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$100,755	$95,521

Cash paid during the year for interest	$1,223,208	$1,347,184

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts	$227,556	$593,321

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Liability Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $150,000,000 (15,000,000 units) were received as of November 27, 1998, $500 of which represented the Initial Partners’ capital investment, $100 of which represented AFS’ capital investment. The offering was terminated on November 27, 1998.

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

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (footnote 7). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2005 and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases and direct financing leases. See footnote 6 for a description of lessees and financial borrowers by industry as of December 31, 2005 and 2004.

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

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the acquisition of lease assets (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). Capitalized IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date. See footnotes 5 and 6.

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

The primary geographic regions in which the Partnership seeks leasing opportunities are North America and Europe. The table below summarizes geographic relating to the sources, by nation, of the Partnership’s operating revenues for the year ended December 31, 2005:

2005
United States	98%
United Kingdom	2%

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

DECEMBER 31, 2005

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2005 and 2004, the current provision for state income taxes and franchise fees was approximately $67,000 and $94,267, respectively.

The tax basis of the Partnership’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

2005
Financial statement basis of net assets	$32,240,228
Tax basis of net assets (unaudited)	22,218,269

Difference	$10,021,959

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004
Net income (loss) per financial statements	$556,193	$(1,755,553)
Reconciling item – impact due to prior year restatement	—	77,018
Tax adjustments (unaudited):
Adjustment to depreciation expense	6,322,487	5,592,580
Provision for doubtful accounts	(27,243)	(731,865)
Provision for losses	982,560	300,455
Adjustments to lease revenues	1,078,431	5,810,609
Adjustments to gain on sales of assets	3,190,213	—
Other	(116,416)	—

Net income per federal tax return (unaudited)	$11,986,225	$9,293,244

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partnership units outstanding during the period.

Other income, net:

Other income (loss) consists of gains and losses on interest rate swap contracts. For the year ended December 31, 2005, other income, net consisted of favorable fair value adjustments on interest rate swap contracts of $227,556. For the year ended December 31, 2004, the Partnership generated nominal other income.

Recent accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Partnership does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows, as a result of the adoption of SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

The Partnership will adopt SAB 108 as of January 1, 2007, as required. The Partnership has not determined the effect, if any, the adoption of SAB 108 will have on the Partnership’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Partnership has not determined the effect, if any, the adoption of FIN 48 will have on the Partnership’s financial position and results of operations.

3.	Restated financial results:

In preparing the 2005 financial statements, the Partnership’s General Partner determined that an error had occurred in the accounting for a certain direct finance lease portfolio acquired during 1997. The magnitude of the error was material in the aggregate for years prior to 2004. Accordingly, the Partnership recorded a prior period adjustment to increase Partners’ capital as of January 1, 2004 by $1,089,577. Related to this error, two adjustments were required to restate the investment in equipment and leases, net, for periods before January 1, 2004. First, an increase of $1,031,955 was recorded to investment in equipment and leases, net, to adjust for the inappropriate amortization of unearned direct financing lease income for the periods subsequent to the acquisition of the lease portfolio in 1997 through December 31, 2003. The second adjustment was recorded to increase investment in equipment and leases, net, by $57,622 as certain leased assets were inappropriately depreciated after begin renewed and reclassified to operating lease assets from direct financing leases beginning in 2001 through December 31, 2003. Amounts related to the perpetuation of the error in 2004 were nominal and therefore no further adjustment was recorded in 2004.

4.	Selected quarterly data (unaudited):

The Partnership’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$4,225,576	$4,661,072	$2,959,653	$3,278,436
Net income (loss)	$(1,483,083)	$710,616	$(258,987)	$(724,099)
General Partner	$213,941	$199,910	$115,352	$152,761
Limited Partners	$(1,697,024)	$510,703	$(374,339)	$(876,857)
Net income (loss) per Limited Partnership Unit	$(0.11)	$0.03	$(0.02)	$(0.06)
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550
Quarter ended	March 31, 2005 Restated	June 30, 2005 Restated	September 30, 2005	December 31, 2005
Total revenues	$3,736,769	$4,603,640	$3,455,037	$4,370,409
Net income (loss)	$(517,614)	$840,340	$(112,055)	$345,522
General Partner	$61,205	$—	$—	$—
Limited Partners	$(578,819)	$840,340	$(112,055)	$345,522
Net income (loss) per Limited Partnership Unit	$(0.04)	$0.06	$(0.01)	$0.02
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

After receipt of an SEC comment letter by an affiliate of the Partnership in April 2005, the Partnership’s General Partner determined a restatement of previous SEC filings was required. This Form 10-KSB reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Equipment Fund VII, LLC previously filed financial statements as discussed below.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

As a result of the aforementioned factors, the financial statements for the following periods have been adjusted from those previously filed:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

The following summarizes the nature of the adjustments:

Revenue

The Partnership’s General Partner determined that the accounting methodology relating to certain utilization leases must be modified to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the General Partner concluded that revenue was inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result, the Partnership restated operating lease revenue, accounts receivable and partners’ capital.

In addition, as described in footnote 3, the Partnership’s General Partner determined that they were inappropriately amortizing unearned direct finance lease income over periods differing from the underlying lease period for a certain direct finance lease portfolio acquired in 1997. As a result, the Partnership adjusted earned direct finance lease revenue, investments in equipment and leases, net and Partners’ capital.

Finally, the Partnership’s General Partner determined that certain payments from a lessee that represented a settlement of past due rental payments that were previously written off were in appropriately classified as operating lease revenue. As a result, the Partnership reclassified these payments from operating lease revenue to other revenue.

Accrued liabilities

The Partnership’s General Partner determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Partnership restated several of its asset, liability, partners’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior years

The Partnership’s General Partner determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the General Partner concluded that they were not appropriately amortizing IDC capitalized in prior years. As a result of this restatement, IDC is amortized over the underlying lease term.

Depreciation of operating lease assets

In 2005, in connection with the incorrect accounting for the direct finance lease portfolio previously discussed in footnote 3, the Partnership’s General Partner determined that they were incorrectly depreciating certain leased assets as they were renewed and reclassified to operating lease assets from direct finance leases. As a result, the Partnership adjusted depreciation of operating lease assets, investments in equipment and leases, net and Partners’ capital.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to net income increase (decrease) for the Three Months Ended March 31, 2005	Adjustment to net income increase (decrease) for the Three Months Ended June 30, 2005	Adjustment to net income increase (decrease) for the Six Months Ended June 30, 2005
Revenue:
Operating leases	$(189,743)	$(755,636)	$(945,379)
Direct finance leases	(69,507)	(94,097)	(163,604)
Gain on sale of assets	(53,550)	—	(53,550)
Other	—	625,000	625,000
Expenses:
Depreciation of operating lease assets	34,481	32,103	66,584
Marine vessel maintenance and other operating costs	(128,453)	(20,762)	(149,215)
Interest expense	(26,641)	(14,691)	(41,332)
Cost reimbursements to General Partner	1,045	4,322	5,367
Equipment and incentive management fees to General Partner	38,088	179,702	217,790
Railcar and equipment maintenance	—	116,467	116,467
Professional fees	(32,511)	14,534	(17,977)
Amortization of initial direct costs	(3,090)	(4,188)	(7,278)
Fair value adjustment on interest rate swap contracts	(83,961)	(7,598)	(91,559)
Other	(69,446)	(154,458)	(223,904)
Other income, net	108,537	32,174	140,711

Net change in net income and in net loss	(474,751)	(47,128)	(521,879)

Net change in Partners’ Capital:
Limited Partners	(474,751)	(47,128)	(521,879)

Total Partners’ capital	$(474,751)	$(47,128)	$(521,879)

Net change in Limited Partners’ capital per Partnership Unit	$(0.03)	$—	$(0.03)

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Revenue

For the three months ended March 31, 2005, adjustments were made to revenue for: (1) a utilization-based lease and (2) a gain on sale of assets recorded in the first quarter of 2005 that should have been recorded in the fourth quarter of 2004. These two revenue adjustments resulted in: (1) decreasing operating lease revenue by $189,743 with a corresponding decrease in accounts receivable to adjust operating lease revenue for actual utilization of certain leased assets by the lessee and (2) decreasing gain on sale of assets by $53,550 with a corresponding decrease to investments in equipment and leases, net as a result of recording the gain in the fourth quarter of 2004. Additionally, as a result of amortizing unearned direct finance lease income over periods differing from the underlying lease period for a certain direct finance lease portfolio acquired in 1997, earned income from direct finance leases decreased by $69,507 with a corresponding decrease to investments in equipment and leases, net.

For the three months ended June 30, 2005, two adjustments and one reclassification were made to revenue. First, operating lease revenue was decreased by $130,636 with a corresponding decrease in accounts receivable to adjust for actual utilization of certain leased assets by a certain lessee. Second, earned income from direct finance leases was decreased by $94,097 with a corresponding decrease to investments in equipment and leases, net to adjust for improper amortization of unearned direct finance lease income over periods differing from the underlying lease period for a certain direct finance lease portfolio acquired in 1997. Additionally, other revenue was increased by $625,000 with a corresponding decrease in operating lease revenue as a result of a reclassification from operating lease revenue to other revenue for payments received from a certain customer related to a legal settlement for past due rents.

For the six months ended June 30, 2005, adjustments were made to revenue related to: (1) a utilization-based lease, (2) the improper amortization of unearned direct financing lease income and (3) an asset sale recorded in the incorrect period and a reclassification of revenue from operating lease revenue to other revenue. First, operating lease revenue was decreased by $320,379 for actual utilization of certain leased assets by a certain lessee. Second, earned income from direct finance leases was decreased by $163,604 with a corresponding decrease to investments in equipment and leases, net to adjust for improper amortization of unearned direct finance lease income over periods differing from the underlying lease period for a certain direct finance lease portfolio acquired in 1997. Third, gain on sales of assets was decreased by $53,550 with a corresponding decrease to investments in equipment and leases, net a result of recording the gain in the fourth quarter of 2004. Additionally, other revenue was increased by $625,000 with a corresponding decrease in operating lease revenue as a result of a reclassification from operating lease revenue to other revenue for payments received from a certain customer related to a legal settlement for past due rents.

Accrued liabilities

For the three months ended March 31, 2005, adjustments were made to expenses and Limited Partners’ capital for certain liabilities that had not been recorded in the correct period. These period-end accrual adjustments resulted in a net increase in total expenses of $161,951 with a corresponding increase to accounts payable and decrease in Limited Partners’ capital. Additionally, an $83,961 reclassification of “fair value adjustment on interest rate swap contracts” was made to other income, net. The increase to total expenses was primarily the result of increasing “marine vessel maintenance and other operating costs” as well as other expense by $197,889 for period-end accruals, which was partially offset by a decrease to equipment and incentive management fees to General Partner of $30,088 for the same reason.

For the three months ended June 30, 2005, adjustments were made to expenses and Limited Partners’ capital for certain liabilities that had not been recorded in the correct period. These period-end accrual adjustments resulted in a net decrease in total expenses of $177,605 with a corresponding decrease to accounts payable and increase in Limited Partners’ capital. Additionally, a $7,598 reclassification of “fair value adjustment on interest rate swap contracts” was made to other income, net. The decrease to total expenses was primarily the result of decreasing equipment and incentive management fees to General Partner, railcar and equipment maintenance and other income, net by $328,343 for period-end accruals, which was partially offset by an increase to other expense of $154,458 for the same reason.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

For the six months ended June 30, 2005, adjustments were made to expenses and Limited Partners’ capital for certain liabilities that had not been recorded in the correct period. These period-end accrual adjustments resulted in a net increase in total expenses of $15,654 with a corresponding increase to accounts payable and decrease in Limited Partners’ capital. Additionally, a $91,559 reclassification of “fair value adjustment on interest rate swap contracts” was made to other income (expense), net. The increase to total expenses was primarily the result of increasing “marine vessel maintenance and other operating costs” and other expense by $373,119 for period end accruals, which was partially offset by a decrease to equipment and incentive management fees to General Partner, railcar and equipment maintenance and other expense of $474,968 for the same reason.

Amortization of IDC

For the three months ended March 31, 2005 as well as the three and six months June 30, 2005, the adjustments made to amortization of IDC expense and related accumulated amortization resulting from restating IDC costs in prior years were nominal.

Depreciation of operating lease assets

For the three months ended March 31, 2005 as well as the three and six months June 30, 2005, the adjustments decreased depreciation of operating lease assets and related accumulated depreciation with corresponding increases to Limited Partners’ capital.

Effect to net income/(loss) and partners’ capital

For the three months ended March 31, 2005, the above adjustments had the effect of (1) increasing the three month net loss by $474,751 and (2) decreasing Limited Partners capital by the same amount or $0.03 per Limited Partnership Unit.

For the three months ended June 30, 2005, the above adjustments had the effect of: (1) decreasing the three month net income by $47,128 and (2) decreasing Limited Partners capital by the same amount, which was a nominal amount per Limited Partnership Units.

For the six months ended June 30, 2005, the above adjustments had the effect of: (1) reducing the six month net income by $521,879, and (2) reducing Limited Partners capital by the same amount, or $0.03 per Limited Partnership unit

Cumulative effect of restatement adjustments prior to January 1, 2005

As more fully discussed in footnote 3 of the Company’s 2004 Form 10-K/A, the Company restated periods prior to January 1, 2005. The nature of the revenue, accrued liabilities and amortization of IDC restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. In addition, prior periods were impacted by other adjustments related to: (1) certain of AFS’ labor costs incurred to syndicate subscriptions for the Company’s Units that had not been reimbursed to AFS as per the Operating Agreement, (2) depreciation on assets. As a result, the Company restated Other Members’ capital and accounts payable Managing Member. For all periods prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing Partners’ capital by $162,269 at December 31, 2004 from $31,382,533 as originally reported to $31,220,264.

Additionally, as described in footnote 3, the Partnership adjusted beginning Partners’ capital primarily as a result of: (1) amortizing unearned direct finance lease income over periods differing from those of the underlying lease periods, and (2) over depreciating certain leased assets as they were renewed and reclassified to operating lease assets from direct finance leases. This adjustment, which was made to opening 2004 Partners’ capital, had the effect of increasing Partners’ capital by $1,089,577 to $42,410,349 at December 31, 2003 and to $32,309,841 at December 31, 2004.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As Reported	Restated	As Reported	Restated
Assets:
Accounts receivables	$1,125,538	$841,406	$991,493	$576,725
Other assets	151,212	160,475	88,789	99,662
Investment in equipment and leases, net	51,280,876	52,315,909	47,608,788	48,577,638
Total assets	53,762,999	54,323,163	50,449,235	51,014,190

Liabilities:
Accounts payable:
General Partner	766,111	776,267	947,094	958,640
Other	310,853	608,303	667,087	815,067
Total liabilities	23,222,396	23,530,002	18,996,587	19,156,113
Limited Partners’ capital	30,803,793	31,256,351	31,691,262	32,096,691
Total Partners’ capital	30,540,603	30,993,161	31,452,648	31,858,077
Total liabilities and Partners’ capital	$53,762,999	$54,523,163	$50,449,235	$51,014,190

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Revenue:
Operating leases	$3,379,137	$3,189,394
Direct finance leases	128,494	58,987
Gain on sale of assets	518,241	464,691
Total revenues	4,049,569	3,736,769
Expenses:
Depreciation of operating lease assets	2,354,194	2,319,713
Marine vessel maintenance and other operating costs	315,942	444,395
Interest expenses	251,611	278,252
Cost reimbursements to General Partner	761,739	760,694
Equipment and incentive management fees to General Partner	38,088	—
Professional fees	67,360	99,871
Amortization of initial direct costs	8,711	11,801
Fair value adjustment on interest rate swap contracts	(83,961)	—
Other	94,651	164,097
Total expenses	4,092,432	4,362,920
Net loss from operations	(42,863)	(626,151)
Other income, net	—	108,537
Net loss	(42,863)	(517,614)

Net income (loss):
General Partner	61,205	61,205
Limited Partners	(104,068)	(578,819)

Net income (loss) per Limited Liability Partnership Unit	$—	$(0.03)
Weighted Average Number of Partnership Units	14,995,550	14,995,550

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Operating activities:
Net loss	$(42,863)	$(517,614)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	2,354,194	2,319,713
Gain on sales of assets	(518,241)	(464,691)
Amortization of initial direct costs	8,711	11,801
Changes in operating assets and liabilities:
Accounts receivable	84,846	274,587
Other assets	(14,265)	15,819
Accounts payable, General Partner	307,651	317,807
Accounts payable, other	(220,184)	(27,734)
Unearned operating lease income	91,647	91,645
Prepaid expenses and other assets	(14,265)	15,819
Net cash provided by operating activities	1,969,036	1,938,873

Investing activities:
Proceeds from sales of lease assets.	785,943	755,606
Reduction of net investment in direct financing leases	281,472	341,971
Net cash provided by investing activities	347,048	377,210

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Revenue:
Operating leases	$4,640,458	$3,884,822	$8,019,595	$7,074,216
Direct finance leases	140,597	46,501	269,092	105,488
Gain on sales of assets	—	—	527,091	473,541
Other	26,710	651,710	48,283	673,283
Total revenues	4,828,373	4,603,640	8,877,942	8,340,409
Expenses:
Depreciation of operating lease assets	2,154,013	2,121,910	4,508,207	4,441,623
Marine vessel maintenance and other operating costs	534,152	554,914	850,094	999,309
Interest expense	325,170	339,861	576,781	618,113
Cost reimbursements to General Partner	11,954	7,632	773,693	768,326
Equipment and incentive management fees to General Partner	179,702	—	217,790	—
Railcar and equipment maintenance	256,177	139,710	309,211	192,744
Professional fees	64,725	50,191	132,085	150,062
Amortization of initial direct costs	8,765	12,953	17,476	24,754
Fair value adjustment on interest rate swap contracts	(7,598)	—	(91,559)	—
Other	89,176	243,633	183,826	407,730
Total expenses	3,940,905	3,795,474	8,033,337	8,158,394
Net income from operations	887,468	808,166	844,605	182,015
Other income, net	—	32,174	—	140,711
Net income	887,468	840,340	844,605	322,726

Net income:
General Partner	—	—	61,205	61,205
Limited Partners	887,468	840,340	783,400	261,521

Net income per Limited Liability Partnership Unit	$0.06	$0.06	$0.05	$0.02
Weighted Average Number of Partnership Units	14,995,550	14,995,550	14,995,550	14,995,550

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Operating activities:
Net income	$887,468	$840,340	$844,605	$322,726
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	2,154,013	2,121,910	4,508,207	4,441,623
Amortization of initial direct costs	8,765	12,953	17,476	24,754
Gain on sale of assets	—	—	(527,091)	(473,541)
Changes in operating assets and liabilities:
Accounts receivable	54,806	185,443	139,652	460,030
Other assets	57,751	60,813	43,486	76,632
Accounts payable, General Partner	180,983	182,373	488,634	500,180
Accounts payable, Other	356,234	206,764	136,050	179,030
Unearned operating lease income	(221,775)	(221,773)	(130,128)	(130,128)
Net cash provided by operating activities	3,586,810	3,497,388	5,555,846	5,436,261

Investing activities:
Proceeds from sales of lease assets.	1,301,709	1,290,263	2,087,652	2,045,869
Reduction of net investment in direct financing leases	221,127	321,995	502,599	663,966
Net cash provided by investing activities	1,522,836	1,612,258	1,869,884	1,989,468

5.	Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2005 and 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004
Transportation, rail	42%	30%
Containers	20%	*
Transportation, other	17%	26%

During 2005, two customers comprised 36% of the Partnership’s revenue from leases. In 2004, one customer comprised 17% of the Partnership’s revenues from leases.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

6.	Reserves, impairments and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserves for Losses and Impairments	Allowance for Doubtful Accounts
Balance as of December 31, 2003	—	524,880
Provision	455,366	313,892
Charge offs	(455,366)	(297,892)

Balance as of December 31, 2004	—	540,880
Provision (adjustment to provision)	982,560	(10,794)
Charge offs	—	(16,449)

Balance as of December 31, 2005	$982,560	$513,637

7.	Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2004 (Restated)	Additions	Provision for Impairment Loss	Depreciation/ Amortization Expense or Amortization of Direct Financing Leases	Dispositions	Net Reductions and Reclassifications	Balance December 31, 2005
Investment in operating leases	$47,263,381	$720,367	$—	$(8,699,042)	$(3,162,215)	$731,686	$36,854,177
Net investment in direct financing leases	3,806,991	—	—	—	—	(1,135,118)	2,671,873
Assets held for sale or lease	3,441,877	—	(982,560)	—	(755,640)	(731,686)	971,991
Initial direct costs	47,692	—	—	(42,559)	—	—	5,133

	$54,559,941	$720,367	$(982,560)	$(8,741,601)	$(3,917,855)	$(1,135,118)	$40,503,174

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets charges to operations were recorded for the declines in value of those assets in the amounts of $982,560, and $455,366 for the years ended December 31, 2005 and 2004 respectively. The nature of the impaired assets were barges in 2005, and refuse trucks and other vehicles in 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2005	2004
Depreciation expense	$8,699,042	$10,416,101
Impairment losses	982,560	455,366

	$9,681,602	$10,871,467

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

7.	Investments in equipment and leases (continued):

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2004 (Restated)	Additions	Depreciation Expense	Reclassifications or Dispositions	Balance December 31, 2005
Transportation	$95,382,373	$—	$—	$(1,694,112)	$93,688,261
Marine vessels/barges	5,830,845	720,367	—	(3,250,926)	3,300,286
Construction	7,954,379	—	—	(4,698,380)	3,255,999
Mining equipment	4,699,575	—	—	—	4,699,575
Manufacturing	3,870,348	—	—	(3,870,348)	—
Furniture, fixtures and equipment	1,191,645	—	—	(493,000)	698,645
Materials handling	3,447,312	—	—	(1,496,992)	1,950,320
Office automation	3,521,046	—	—	—	3,521,046
Other	2,863,573	—	—	(632,064)	2,231,509

	128,761,096	720,367	—	(16,135,822)	113,345,641
Less accumulated depreciation	(81,497,715)		(8,699,042)	13,705,293	(76,491,464)

	$47,263,381	$720,367	$(8,699,042)	$(2,430,529)	$36,854,177

Direct financing leases:

As of December 31, 2005, investment in direct financing leases, consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2005:

	2005	2004 (Restated)
Total minimum lease payments receivable	$1,570,538	$2,787,065
Estimated residual values of leased equipment (unguaranteed)	1,375,331	1,299,911

Investment in direct financing leases	2,945,869	4,086,976
Less unearned income	(273,996)	(279,985)

Net investment in direct financing leases	$2,671,873	$3,806,991

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

7.	Investments in equipment and leases (continued):

At December 31, 2005, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

Year ending December 31,	Operating Leases	Direct Financing Leases	Total
2006	$6,520,960	$897,730	$7,418,690
2007	4,873,447	481,581	5,355,028
2008	3,560,681	191,227	3,751,908
2009	3,027,939	—	3,027,939
2010	150,166	—	150,166
Thereafter	225,249	—	225,249

	$18,358,442	$1,570,538	$19,928,980

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 – 40
Marine Vessels	20 – 30
Manufacturing	10 – 20
Materials Handling	7 – 10
Transportation	7 – 10
Office Furniture	7 – 10
Office Automation	3 – 5

8.	Related party transactions:

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

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2.0% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

8.	Related party transactions (continued):

AFS earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during each of the years ended December 31:

	2005	2004
Equipment and incentive management fees to General Partner	$406,688	$634,486
Cost reimbursements to General Partner	797,988	801,634

	$1,204,676	$1,436,120

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2005 and 2004 the General Partner made such payments of $571,837 and $431,490, respectively.

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2005, AFS had incurred approximately $900,989 of costs that are expected to be reimbursed to AFS by the Partnership in 2006 and 2007.

9.	Non-recourse debt:

At December 31, 2005, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly payments. Interest on the notes is at fixed rate of 7.0% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2005, the carrying value of the pledged assets is $338,285. The notes mature from 2006 through 2008.

Future minimum payments of non-recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
2006	$101,568	$11,462	$113,030
2007	90,838	5,141	95,979
2008	23,717	277	23,994

	$216,123	$16,880	$233,003

10.	Borrowing Facilities:

The Partnership participates with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Partnership had borrowed $6,500,000 under the acquisition facility.

As of December 31, 2005, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(6,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,000,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

10.	Borrowing Facilities (continued):

The Partnership is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of December 31, 2005, there were no borrowings under either the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

As of December 31, 2005, the Partnership had $6,500,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 is 5.93%.

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

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership is no longer a participant in the borrowing facility and all amounts have been paid.

11.	Receivables Funding Program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership.

In order to maintain the availability of the receivables funding program, the Partnership is required to make standby payments. These fees totaled $30,862 and $64,320 in 2005 and 2004, respectively, and are included in interest expense in the Partnership’s statement of operations.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

11.	Receivables Funding Program (continued):

The Program provides for borrowing at a variable interest rate 4.37% at December 31, 2005, based on an index of A1 commercial paper. The Program expired as to new borrowings in April 2002. As of December 31, 2005 and 2004, the Partnership had $3,580,000 and $8,997,000 outstanding under the program, respectively.

The Program requires AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. As of December 31, 2005, the Partnership receives or pays interest on a notional principal of $3,621,138 based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were generally recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. During the year ended December 31, 2005, AOCL decreased by $197,836 related to the reclassification of AOCL to earnings (included in interest expense). During the year ended December 31, 2004, AOCL decreased by $5,120 related to the reclassification of AOCL to earnings (included in interest expense). The Partnership realized total comprehensive income (loss) of $582,413 and ($1,157,112) for the years ended December 31, 2005 and 2004, respectively.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance December 31, 2005	Notional Balance December 31, 2005	Swap Value December 31, 2005	Payment Rate on Interest Swap Agreement
7/1/1998	$25,000,000	$1,205,000	$1,217,741	$(17,473)	6.16%
4/16/1999	9,000,000	215,000	219,297	(930)	5.89%
1/26/2000	11,700,000	1,610,000	1,604,810	(46,232)	7.58%
5/25/2001	2,000,000	187,000	194,728	(1,195)	5.79%
9/28/2001	6,000,000	320,000	384,562	500	4.36%
1/31/2002	4,400,000	43,000	—	—	*

	$58,100,000	$3,580,000	$3,621,138	$(65,330)

*	Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

The long-term debt borrowings mature in 2006 and 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

Year ending December 31,	Debt Principal Swapped	Debt Principal Not Swapped	Interest	Total	Rates on Interest Swap Agreements
2006	$2,033,000	$43,000	$167,037	$2,243,037	6.593%-6.897%
2007	1,504,000	—	16,816	1,520,816	6.872%-6.879%

	$3,537,000	$43,000	$183,853	$3,763,853

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

11.	Receivables Funding Program (continued):

At December 31, 2005, there are specific leases that are identified as collateral under the receivables funding program with expected future lease receivables of approximately $29,312,882 at their discounted present value.

During the fiscal year ended December 31, 2005, the weighted average interest rate on the receivables funding program was 6.6%. The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower.

The Partnership and affiliates were in compliance with all covenants as of December 31, 2005. In 2006, the receivables funding program was repaid.

12.	Commitments:

At December 31, 2005, the Partnership had no commitments to purchase lease assets.

13.	Guarantees:

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The General Partner has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner, no liability will arise as a result of these provisions. The General Partner has no reason to believe that the facts and circumstances relating to the Partnership’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The General Partner knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

14.	Partners’ capital:

As of December 31, 2005, 14,995,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

DECEMBER 31, 2005

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

As defined in the Limited Partnership Agreement, available Cash from Sales or Refinancing are to be distributed as follows:

First, Distributions of Sales or Refinancing shall be 92.5% to the Limited Partners and 7.5% to AFS, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

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

15.	Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2005 is $216,123.

Acquisition facility obligation:

The carrying value of the Partnership’s acquisition facility obligation approximates its fair value at December 31, 2005 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Receivables funding program obligation:

The carrying amount of the Partnership’s Receivable Funding Program obligation approximates fair value as borrowings are at a variable interest rate that adjusts to current market rates.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2005.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, and 2004, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Partnership’s General Partner. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s General Partner, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (General Partner)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the General Partner of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s manager, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Partnership is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2005 and 2004 is set forth in Item 7a of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at footnote 7 thereof, which information is hereby incorporated by reference.

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

See footnote 7 to the financial statements included in Item 8 of this report for amounts paid for equipment management fees and incentive management fees.

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

Available Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

First, Distributions of Sales or Refinancing shall be 92.5% to the Limited Partners and 7.5% to AFS, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

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

Equipment Re-lease Fee

As compensation for providing re-leasing service, AFS is entitled to receive fees equal to 2% of the gross rentals or the comparable competitive rate for such service relating to comparable equipment, whichever is less, derived from the re-lease provided that (i) AFS or their affiliates have and will maintain adequate staff to render such service to the Partnership, (ii) no such re-lease fee is payable in connection with the re-lease of equipment to a previous lessee or its affiliates, (iii) AFS or its affiliates have rendered substantial re-leasing service in connection with such re-lease and (iv) AFS or its affiliates are compensated for rendering equipment management service. To date, $180 has been accrued and is unpaid.

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

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Partnership Units	Dean Cash	Initial Limited Partner Units	0.0002%
	600 California Street, 6th Floor	25 Units ($250)
	San Francisco, CA 94108	(owned by wife)

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

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at footnote 7 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORST ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2005

None

(b)	Exhibits

(3) and (4) Amended and Restated Agreement of Limited Partnership, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective November 29, 1996, (File No. 333-08879) is hereby incorporated herein by this reference

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$184,261	$161,017
Audit related fees	—	—
Tax fees	45,149	31,478

	$229,410	$192,495

The Company restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005.

ATEL Leasing Corporation is the General Partner of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of	August 6, 2007
Dean Cash	ATEL Financial Services, LLC (General Partner)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating	August 6, 2007
Paritosh K. Choksi	Officer of ATEL Financial Services, LLC (General Partner)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.