Form 10QSB
period 2006-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

The number of Limited Partnership Units outstanding as of August 31, 2007 was 14,985,550

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,831,005
Accounts receivable, net of allowance for doubtful accounts of $496,971	955,517
Investments in equipment and leases, net of accumulated depreciation of $81,570,346	37,600,836
Other assets	159,196

Total assets	$40,546,554

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$248,715
Other	482,205
Accrued interest payable	27,792
Non-recourse debt	178,642
Acquisition facility obligation	4,000,000
Receivables funding program obligation	2,725,000
Interest rate swap contracts	41,133
Unearned operating lease income	474,988

Total liabilities	8,178,475

Partners’ capital:
General Partner	—
Limited Partners	32,376,304
Accumulated other comprehensive loss	(8,225)

Total Partners’ capital	32,368,079

Total liabilities and Partners’ capital	$40,546,554

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues:
Leasing activities:
Operating leases	$4,020,364	$3,189,394
Direct financing leases	58,465	58,987
(Loss) gain on sales of assets	(18,701)	464,691
Interest income	16,903	2,124
Other	20,001	21,573

Total revenue	4,097,032	3,736,769

Expenses:
Depreciation of operating lease assets	2,331,120	2,319,713
Marine vessel maintenance and other operating costs	320,193	444,395
Interest expense	224,256	278,252
Cost reimbursements to General Partner	750,003	760,694
Equipment and incentive management fees to General Partner	92,230	116,154
Railcar and equipment maintenance	105,962	53,034
Professional fees	50,662	99,871
Insurance	58,347	53,559
Equipment storage	1,297	13,850
Amortization of initial direct costs	4,895	11,801
Provision for (reversal of) doubtful accounts	(16,666)	47,500
Other	158,247	164,097

Total expenses	4,080,546	4,362,920

Income (loss) from operations	16,486	(626,151)
Other income, net	29,660	108,537

Net income (loss)	$46,146	$(517,614)

Net income (loss):
General Partner	$—	$61,205
Limited Partners	46,146	(578,819)

	$46,146	$(517,614)

Net income (loss) per Limited Partnership Unit	$0.00	$(0.04)
Weighted average number of Units outstanding	14,995,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE

THREE MONTH PERIOD ENDED

MARCH 31, 2006

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	14,995,550	$32,597,607	$—	$(287,766)	$32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to interest expense	—	—	—	197,836	197,836
Net income	—	494,988	61,205	—	556,193

Balance December 31, 2005	14,995,550	32,330,158	—	(89,930)	32,240,228
Adjustment for portion of swap liability charged to interest expense	—	—	—	81,705	81,705
Net income	—	46,146	—	—	46,146

Balance March 31, 2006	14,995,550	$32,376,304	$—	$(8,225)	$32,368,079

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$46,146	$(517,614)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of assets	18,701	(464,691)
Depreciation of operating lease assets	2,331,120	2,319,713
Amortization of initial direct costs	4,895	11,801
Portion of swap liability charged to interest expense	81,705	24,576
Change in fair value of interest rate swap contracts	(24,197)	(108,537)
Provision for (reversal of) doubtful accounts	(16,666)	47,500
Changes in operating assets and liabilities:
Accounts receivable	41,199	274,587
Other assets	74,027	15,819
Accounts payable:
General Partner	(376,922)	317,807
Other	98,548	(27,734)
Accrued interest payable	(12,629)	(45,999)
Unearned lease income	93,959	91,645

Net cash provided by operating activities	2,359,886	1,938,873

Investing activities:
Proceeds from sales of lease assets	413,337	755,606
Reduction of net investment in direct financing leases	169,830	341,971
Initial direct cost payments and adjustments	(8,480)	—
Improvements to operating leases	(27,065)	(720,367)

Net cash provided by investing activities	547,622	377,210

Financing activities:
Repayments of:
Receivables funding program obligation	(855,000)	(1,440,000)
Acquisition facility	(2,500,000)	(1,500,000)
Non-recourse debt	(37,481)	(69,691)
Borrowings under acquisition facility	—	1,500,000
Distributions:
General Partner	—	(61,205)
Limited Partners	—	(762,437)

Net cash used in financing activities	(3,392,481)	(2,333,333)

Net decrease in cash and cash equivalents	(484,973)	(17,250)
Cash and cash equivalents at beginning of period	2,315,978	1,222,623

Cash and cash equivalents at end of period	$1,831,005	$1,205,373

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$236,885	$324,251

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated.

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), which ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (footnote 4). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

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

Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partnership units outstanding during the period.

Other income, net:

Other income (loss) consists of gains and losses on interest rate swap contracts and foreign currency transactions. For the three months ended March 31, 2006, other income totaled $29,660 and consisted of favorable fair value adjustments on interest rate swap contracts of $24,197 and foreign currency gain of $5,463. For the three months ended March 31, 2005, the Partnership generated $108,537 of other income solely comprised of favorable fair value adjustments on interest rate swap contracts.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Partnership adopted SAB 108 on January 1, 2007. The adoption of SAB 108 for the Partnership’s fiscal year 2007 has not had a significant effect on the Partnership’s 2007 financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 for the Partnership’s fiscal year 2007 did not have a significant effect on the Partnership’s 2007 financial position and results of operations.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2006
Net investment in operating leases	$36,854,177	$(2,748,350)	$(2,303,729)	$31,802,098
Net investment in direct financing leases	2,671,873	(339,454)	(169,830)	2,162,589
Assets held for sale or lease, net	971,991	2,682,831	(27,391)	3,627,431
Initial direct costs	5,133	8,480	(4,895)	8,718

Total	$40,503,174	$(396,493)	$(2,505,845)	$37,600,836

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $2,331,120 and $2,319,713 for the three months ended March 31, 2006 and 2005, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Transportation	$93,688,261	$—	$(4,357,628)	$89,330,633
Marine vessels/barges	3,300,286	27,065	(204,505)	3,122,846
Construction	3,255,999	—	—	3,255,999
Mining equipment	4,699,575	—	—	4,699,575
Furniture, fixtures and equipment	698,645	—	—	698,645
Materials handling	1,950,320	—	(17,322)	1,932,998
Office automation	3,521,046	—	(698,645)	2,822,401
Other	2,231,509	—	(195,744)	2,035,765

	113,345,641	27,065	(5,473,844)	107,898,862
Less accumulated depreciation	(76,491,464)	(2,303,729)	2,698,429	(76,096,764)

Total	$36,854,177	$(2,276,664)	$(2,775,415)	$31,802,098

Direct financing leases:

As of March 31, 2006, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2006:

Total minimum lease payments receivable	$1,342,244
Estimated residual values of leased equipment (unguaranteed)	1,035,877

Investment in direct financing leases	2,378,121
Less unearned income	(215,532)

Net investment in direct financing leases	$2,162,589

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At March 31, 2006, the aggregate amounts of future minimum lease payments are as follows:

		Operating Leases	Direct Financing Leases	Total
Nine months ending December 31,	2006	$5,351,481	$669,435	$6,020,916
Year ending December 31,	2007	5,340,456	481,582	5,822,038
	2008	4,010,639	191,227	4,201,866
	2009	3,477,896	—	3,477,896
	2010	636,291	—	636,291
	2011	150,166	—	150,166
Thereafter		75,083	—	75,083

		$19,042,012	$1,342,244	$20,384,256

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30-40
Marine vessels	20-30
Manufacturing	10-20
Materials handling	7-10
Transportation	7-10
Office furniture	7-10
Office automation	3-5

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”), and AFS is a wholly-owned subsidiary of ATEL Capital Group, the Parent of the General Partner, and performs services for the Partnership.

Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Limited Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Limited Partnership Agreement plus 2% of gross revenues from full payout leases, as defined in the Limited Partnership Agreement.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three months ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended March 31,
	2006	2005
Equipment and incentive management fees to General Partner	$92,230	$116,154
Cost reimbursements to General Partner	750,003	760,694

	$842,233	$876,848

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three months ended March 31, 2006 and 2005, the General Partner made such payments totaling $240,841 and $110,215, respectively.

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

5. Non-recourse debt:

At March 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2006, the carrying value of the pledged assets is $291,674. The note matures in 2008.

Future minimum payments of non recourse debt are as follows:

		Principal	Interest	Total
Nine months ending December 31,	2006	$64,087	$7,898	$71,985
Year ending December 31,	2007	90,838	5,141	95,979
	2008	23,717	277	23,994

		$178,642	$13,316	$191,958

6. Borrowing facility:

The Partnership participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75,000,000 and expired in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Partnership had no borrowings under the acquisition facility and was removed as a party to the Master Terms Agreement in January 2007.

As of March 31, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(4,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,600,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of March 31, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facility (continued):

As of March 31, 2006, the Partnership had $4,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-priced daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 was 6.29%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability Partnership borrower were secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions until July 15, 2007. The borrowing facility was repaid before the waiver expired and the Fund was removed as a party to the agreement on January 31, 2007.

7. Receivables funding program:

In 1998, the Partnership entered into a $65,000,000 receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The Program expired as to new borrowings in April 2002. As of March 31, 2006 the Partnership had $2,725,000 outstanding under the program. The receivables funding program terminated in January 2007.

As of March 31, 2006, the Partnership has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2,735,892 based on the difference between nominal rates ranging from 4.36% to 7.58% and variable rates ranging from 4.37% to 4.78%. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt, with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

During the three months ended March 31, 2006, AOCL decreased by $81,705 related to the reclassification of AOCL to earnings (included in interest expense).

During the three month periods ended March 31, 2006 and 2005, the Partnership made standby fee payments of $3,684 and $10,078, respectively.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance March 31, 2006	Notional Balance March 31, 2006	Swap Value March 31, 2006	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000,000	$1,055,000	$1,068,366	$(9,313)	6.16%
4/16/1999	9,000,000	154,000	159,095	(381)	5.89%
1/26/2000	11,700,000	1,349,000	1,343,183	(31,189)	7.58%
5/25/2001	2,000,000	127,000	133,530	(318)	5.79%
9/28/2001	6,000,000	—	31,718	68	4.36%
1/31/2002	4,400,000	40,000	—	—	*

	$58,100,000	$2,725,000	$2,735,892	$(41,133)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing

The accounts receivable funding program borrowings mature from 2006 through 2007. Future minimum principal payments of the accounts receivable funding program and annual swap notional reductions are as follows:

	Minimum Principal Payments	Debt Principal Not Swapped	Interest	Total
Nine months ending December 31, 2006	$1,181,000	$40,000	$111,234	$1,332,234
Year ending December 31, 2007	1,504,000	—	16,816	1,520,816

	$2,685,000	$40,000	$128,050	$2,853,050

During the three months ended March 31, 2006, the weighted average interest rate on the receivables funding program was 4.52%. The receivables funding program discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The receivables funding program terminated in January 2007.

8. Commitments:

At March 31, 2006, the Partnership had no commitments to purchase lease assets.

9. Guarantees:

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

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

10. Partners’ Capital:

As of March 31, 2006, 14,995,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions declared	$—	$762,437
Weighted average number of Units outstanding	14,995,550	14,995,550

Weighted average distributions per Unit	$—	$0.05

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

Throughout the Reinvestment Period, the Partnership invested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners.

The Partnership participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement was comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75,000,000 and expired in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Partnership had no borrowings under the acquisition facility and was removed as a party to the Master Terms Agreement in January 2007.

As of March 31, 2006, the borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(4,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,600,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of March 31, 2006, there were no borrowings under the warehouse facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 was 6.29%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability partnership borrower were secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions until July 15, 2007. The borrowing facility was repaid before the waiver expired and the Fund was removed as a party to the agreement on January 31, 2007.

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The program expired as to new borrowings in April 2002. As more fully described in footnote 7, the Partnership had $2,725,000 outstanding under this receivables funding program as of March 31, 2006. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Partnership was required to make standby payments. These fees totaled $3,684 and $10,078 as of March 31, 2006 and 2005, respectively, and are included in interest expense in the Partnership’s statement of operations.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing is non-committed and consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997.

At March 31, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

During the three months ended March 31, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $2,359,886 and $1,938,873 for the three months ended March 31, 2006 and 2005, respectively, an increase of $421,013. The increase was primarily a result of the quarter over quarter difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, offset by increased payments made against accounts payable and accrued liabilities and increased levels of accounts receivable. The difference in quarter over quarter operating results, adjusted for non-cash items, generated cash totaling $1,128,956. Operating results increased due to an increase in operating lease revenue combined with decreases in vessel maintenance and operating costs, provision for losses and interest expense. Offsetting the above increase in cash was a decrease of $568,447 resulting from increased payments made against the Partnership’s accounts payable and a decrease of $233,388 resulting from the quarter over quarter increase in accounts receivable.

During the three months ended March 31, 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash provided by investing activities totaled $547,622 and $377,210 for the three months ended March 31, 2006 and 2005, respectively. The increase reflects a $693,302 decrease in capitalized costs of improving existing railcars offset by a $342,269 increase in proceeds from sales of lease assets and a $172,141 decrease in payments received on the Partnership’s investment in direct financing leases.

During the three months ended March 31, 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to General Partner and Limited Partners. Cash used in financing activities totaled $3,392,481 and $2,333,333 for the three months ended March 31, 2006 and 2005, respectively. The $1,059,148 increase consisted of a $1,882,790 year over year increase in cash used to repay debt, net of new borrowings, offset by an $823,642 decline in distributions paid to the General Partner and Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Partnership had net income of $46,146 for the three months ended March 31, 2006 compared to a net loss of $517,614 for the three months ended March 31, 2005. The change in operating results reflects an increase of $360,263 in total revenues combined with a decrease of $282,374 in operating expenses partially offset by a decrease $78,877 in other income.

Total revenues were $4,097,032 and $3,736,769 for the three months ended March 31, 2006 and 2005, respectively. The decrease was primarily due to an increase in operating lease revenue offset, in part, by losses on sales of lease assets. Revenue derived from operating leases increased by $830,970 during the first quarter of 2006, when compared to the same period in 2005, on higher rents resulting from increased railcar activity. In addition, certain direct finance leases were renewed as operating leases during the first quarter of 2006. This increase in operating lease revenue was offset by a $483,392 unfavorable change in gains or losses recognized on the sale of equipment. The Partnership recognized a loss of $18,701 related to assets sold during the first quarter of 2006 compared to a $464,691 gain recognized on assets sold during the same period in 2005.

Total expenses were $4,080,546 and $4,362,920 for the three months ended March 31, 2006 and 2005, respectively. The decline in total expenses was primarily a result of decreases in vessel maintenance and operating costs, provision for doubtful accounts and interest expense.

During the first quarter of 2006, maintenance and operating costs associated with the Partnership’s marine vessels decreased by $124,202, when compared to the same period of 2005, due primarily to the timing of required repairs. Also during the same comparative periods, the provision for doubtful accounts decreased by $64,166 while interest expense decreased by $53,996 as the Partnership began to repay a majority of its debt.

The Partnership recorded other income of $29,660 and $108,537 for the three months ended March 31, 2006 and 2005, respectively. Other income for 2006 consisted of $24,197 of unrealized gains on interest rate swap contracts and $5,463 of foreign currency gain. Other income for 2005 was solely comprised of unrealized gains on interest rate swap contracts.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions b) allocation of costs incurred by the General Partner on behalf of the Partnership; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

•

With regard to the allocations of costs and expenses incurred by the General Partner, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Partnership Agreement.

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

•

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the General Partner and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

31.1 Certification of Dean L. Cash

31.2 Certification of Paritosh K. Choksi

32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 26, 2007

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant