Form 10QSB
period 2006-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,545,855
Accounts receivable, net of allowance for doubtful accounts of $508,501	979,072
Investments in equipment and leases, net of accumulated depreciation of $79,015,556	34,761,819
Other assets	98,167

Total assets	$37,384,913

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$282,137
Other	434,494
Accrued interest payable	17,249
Non-recourse debt	157,651
Acquisition facility obligation	3,000,000
Interest rate swap contracts	24,152
Unearned operating lease income	502,577

Total liabilities	4,418,260

Partners’ capital:
General Partner	—
Limited Partners	32,966,653

Total Partners’ capital	32,966,653

Total liabilities and Partners’ capital	$37,384,913

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,566,651	$3,884,822	$7,587,015	$7,074,216
Direct financing leases	52,531	46,501	110,996	105,488
Gain on sales of assets	448,842	8,850	430,141	473,541
Interest income	13,036	11,757	29,939	13,881
Other	66,490	651,710	86,491	673,283

Total revenue	4,147,550	4,603,640	8,244,582	8,340,409

Expenses:
Depreciation of operating lease assets	2,188,622	2,121,910	4,519,742	4,441,623
Marine vessel maintenance and other operating costs	621,577	554,914	941,770	999,309
Interest expense	102,972	339,861	327,228	618,113
Cost reimbursements to General Partner	—	7,632	750,003	768,326
Equipment and incentive management fees to General Partner	85,347	91,443	177,577	207,597
Railcar and equipment maintenance	105,261	139,710	211,223	192,744
Professional fees	96,128	50,191	146,790	150,062
Insurance	58,347	40,950	116,694	94,509
Equipment storage	840	12,284	2,137	26,134
Franchise fees and state taxes	67,366	100,755	67,366	100,755
Amortization of initial direct costs	2,775	12,953	7,670	24,754
Provision for (reversal of) doubtful accounts	11,530	79,238	(5,136)	126,738
Other	237,465	243,633	395,712	407,730

Total expenses	3,578,230	3,795,474	7,658,776	8,158,394

Income from operations	569,320	808,166	585,806	182,015
Other income, net	21,029	32,174	50,689	140,711

Net income	$590,349	$840,340	$636,495	$322,726

Net income:
General Partner	$—	$—	$—	$61,205
Limited Partners	590,349	840,340	636,495	261,521

	$590,349	$840,340	$636,495	$322,726

Net income per Limited Partnership Unit	$0.04	$0.06	$0.04	$0.02
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE

SIX MONTH PERIOD ENDED

JUNE 30, 2006

(Unaudited)

	Limited Partners		General	Accumulated Other Comprehensive
	Units	Amount	Partner	Loss	Total
Balance December 31, 2004	14,995,550	$32,597,607	$—	$(287,766)	$32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to interest expense	—	—	—	197,836	197,836
Net income	—	494,988	61,205	—	556,193

Balance December 31, 2005	14,995,550	32,330,158	—	(89,930)	32,240,228
Adjustment for portion of swap liability charged to interest expense	—	—	—	89,930	89,930
Net income	—	636,495	—	—	636,495

Balance June 30, 2006	14,995,550	$32,966,653	$—	$—	$32,966,653

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities:
Net income	$590,349	$840,340	$636,495	$322,726
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(448,842)	(8,850)	(430,141)	(473,541)
Depreciation of operating lease assets	2,188,622	2,121,910	4,519,742	4,441,623
Amortization of initial direct costs	2,775	12,953	7,670	24,754
Portion of swap liability charged to interest expense	8,225	24,576	89,930	49,152
Change in fair value of interest rate swap contracts	(16,981)	(32,174)	(41,178)	(140,711)
Provision for (reversal of) doubtful accounts	11,530	79,238	(5,136)	126,738
Changes in operating assets and liabilities:
Accounts receivable	(35,085)	185,443	6,114	460,030
Other assets	61,029	60,813	135,056	76,632
Accounts payable:
General Partner	33,422	182,373	(343,500)	500,180
Other	(47,711)	206,764	50,837	179,030
Accrued interest payable	(10,543)	45,775	(23,172)	(224)
Unearned lease income	27,589	(221,773)	121,548	(130,128)

Net cash provided by operating activities	2,364,379	3,497,388	4,724,265	5,436,261

Investing activities:
Proceeds from sales of lease assets	1,441,357	1,290,263	1,854,694	2,045,869
Reduction of net investment in direct financing leases	190,088	321,995	359,918	663,966
Initial direct cost payments and adjustments	514	—	(7,966)	—
Improvements to operating leases	(535,497)	—	(562,562)	(720,367)

Net cash provided by investing activities	1,096,462	1,612,258	1,644,084	1,989,468

Financing activities:
Repayments of:
Receivables funding program obligation	(2,725,000)	(1,484,000)	(3,580,000)	(2,924,000)
Acquisition facility	(1,000,000)	(3,000,000)	(3,500,000)	(4,500,000)
Non-recourse debt	(20,991)	(70,854)	(58,472)	(140,545)
Borrowings under acquisition facility	—	—	—	1,500,000
Distributions:
General Partner	—	—	—	(61,205)
Limited Partners	—	—	—	(762,437)

Net cash used in financing activities	(3,745,991)	(4,554,854)	(7,138,472)	(6,888,187)

Net (decrease) increase in cash and cash equivalents	(285,150)	554,792	(770,123)	537,542
Cash and cash equivalents at beginning of period	1,831,005	1,205,373	2,315,978	1,222,623

Cash and cash equivalents at end of period	$1,545,855	$1,760,165	$1,545,855	$1,760,165

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$67,366	$134,510	$67,366	$134,510

Cash paid during the period for interest	$113,515	$294,086	$350,400	$618,337

See accompanying notes

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Other income, net:

Other income or loss, net consists of gains or losses on interest rate swap contracts and foreign currency transactions. For the three and six months ended June 30, 2006, the Partnership had other income of $21,029 and $50,689 respectively. These amounts were comprised of $4,048 and $9,511 gains on foreign currency transactions and $16,981 and $41,178 gains on interest rate swap contracts for the three and six months ended June 30, 2006 respectively.

For the three and six months ended June 30, 2005, the Partnership had other income of $32,174 and $140,711 respectively. These amounts were comprised solely of gains on interest rate swap contracts.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2006
Net investment in operating leases	$36,854,177	$(2,627,660)	$(4,459,221)	$29,767,296
Net investment in direct financing leases	2,671,873	(503,952)	(359,918)	1,808,003
Assets held for sale or lease, net	971,991	2,269,621	(60,521)	3,181,091
Initial direct costs	5,133	7,966	(7,670)	5,429

Total	$40,503,174	$(854,025)	$(4,887,330)	$34,761,819

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $2,188,622 and $2,121,910 for the three months ended June 30, 2006 and 2005, respectively, and $4,519,742 and $4,441,623 for the six months ended June 30, 2006 and 2005, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Transportation	$93,688,261	$—	$(5,619,927)	$88,068,334
Marine vessels/barges	3,300,286	562,562	(394,102)	3,468,746
Construction	3,255,999	—	—	3,255,999
Mining equipment	4,699,575	—	—	4,699,575
Furniture, fixtures and equipment	698,645	—	(698,645)	—
Materials handling	1,950,320	—	(49,021)	1,901,299
Office automation	3,521,046	—	(3,521,046)	—
Other	2,231,509	—	(224,140)	2,007,369

	113,345,641	562,562	(10,506,881)	103,401,322
Less accumulated depreciation	(76,491,464)	(4,459,221)	7,316,659	(73,634,026)

Total	$36,854,177	$(3,896,659)	$(3,190,222)	$29,767,296

Direct financing leases:

As of June 30, 2006, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2006:

Total minimum lease payments receivable	$1,023,395
Estimated residual values of leased equipment (unguaranteed)	940,806

Investment in direct financing leases	1,964,201
Less unearned income	(156,198)

Net investment in direct financing leases	$1,808,003

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At June 30, 2006, the aggregate amounts of future minimum lease payments are as follows:

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2006	$3,586,986	$399,801	$3,986,787
Year ending December 31, 2007	5,590,796	436,153	6,026,949
2008	3,981,979	187,441	4,169,420
2009	3,358,487	—	3,358,487
2010	636,291	—	636,291
2011	150,166	—	150,166
Thereafter	75,083	—	75,083

	$17,379,788	$1,023,395	$18,403,183

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group, the Parent of the General Partner, and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and six months ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Equipment and incentive management fees to General Partner	$85,347	$91,443	$177,577	$207,597
Cost reimbursements to General Partner	—	7,632	750,003	768,326

	$85,347	$99,075	$927,580	$975,923

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three months ended June 30, 2006 and 2005, the General Partner made such payments totaling $302,583 and $74,460, respectively. During the six months ended June 30, 2006 and 2005, the General Partner made payments totaling $543,424 and $184,675, respectively.

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

5. Non-recourse debt:

At June 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2006, the carrying value of the pledged assets is $273,245. The note matures in 2008.

Future minimum payments of non recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2006	$43,096	$4,894	$47,990
Year ending December 31, 2007	90,838	5,141	95,979
2008	23,717	277	23,994

	$157,651	$10,312	$167,963

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

As of June 30, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(3,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of June 30, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facility (continued):

As of June 30, 2006, the Partnership had $3,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-priced daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 ranged from 6.45% to 8.25%.

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

7. Receivables funding program:

In 1998, the Partnership entered into a $65,000,000 receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The Program expired as to new borrowings in April 2002. As of June 30, 2006 the Partnership did not have any outstanding balance under the program.

As of June 30, 2006, the Partnership has entered into interest rate swap agreements to receive or pay interest on a notional principal of $2,286,409 based on the difference between nominal rates ranging from 4.36% to 7.58% and the variable rates ranging from 4.37% to 5.25%. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

During the six months ended June 30, 2006, AOCL decreased by $89,930 related to the reclassification of AOCL to earnings (included in interest expense).

During the three and six month periods ended June 30, 2006, the Partnership made standby fee payments of $2,712 and $6,396, respectively. During the three and six month periods ended June 30, 2005, the Partnership made standby fee payments of $6,102 and $18,680, respectively.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance June 30, 2006	Notional Balance June 30, 2006	Swap Value June 30, 2006	Payment Rate On Interest Swap Agreement
07/01/98	$25,000,000	$—	$944,198	$(3,844)	6.16%
04/16/99	9,000,000	—	79,607	(23)	5.89%
01/26/00	11,700,000	—	1,135,514	(20,381)	7.58%
05/25/01	2,000,000	—	115,990	77	5.79%
09/28/01	6,000,000	—	11,100	19	4.36%
01/31/02	4,400,000	—	—	—	*

	$58,100,000	$—	$2,286,409	$(24,152)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

During the six months ended June 30, 2006, the weighted average interest rate on the receivables funding program was 4.71%. The receivables funding program discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The receivables funding program terminated in January 2007.

8. Commitments:

At June 30, 2006, the Partnership had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10. Partners’ Capital:

As of June 30, 2006, 14,995,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$—	$—	$—	$762,437
Weighted average number of Units outstanding	14,995,550	14,995,550	14,995,550	14,995,550

Weighted average distributions per Unit	$—	$—	$—	$0.05

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

Throughout the Reinvestment Period, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Limited Partners.

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

As of June 30, 2006, the borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	(3,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of June 30, 2006, there were no borrowings under the warehouse facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 ranged from 6.45% to-8.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability partnership borrower were secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership was no longer a participant in the borrowing facility.

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The program expired as to new borrowings in April 2002. As more fully described in footnote 7, the Partnership did not have any amount outstanding under this receivables funding program as of June 30, 2006. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Partnership was required to make standby payments. These fees totaled $6,396 and $18,680 as of June 30, 2006 and 2005, respectively, and are included in interest expense in the Partnership’s statement of operations.

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

At June 30, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2006 versus the three months ended June 30, 2005

During the three months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $2,364,379 and $3,497,388 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $1,133,009. The decrease was primarily a result of (1) the quarter over quarter change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased payments made against accounts payable and accrued liabilities, and (3) increased levels of accounts receivable offset by a decline in unearned lease income. The change in quarter over quarter operating results, adjusted for non-cash items, reduced cash by $702,315 - operating results declined primarily due to a decrease in operating lease and other revenues offset by a decrease in interest expense. Additionally, the increase in payments made against the Partnership’s payables and increased levels of accounts receivable further reduced cash flow by $403,426 and $220,528, respectively. Offsetting the aforementioned decreases in cash was an increase of $249,362 resulting from a quarter over quarter decline in unearned rents received.

During the three months ended June 30, 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash provided by investing activities totaled $1,096,462 and $1,612,258 for the three months ended June 30, 2006 and 2005, respectively. The decline in cash flow reflects a $535,497 increase in capitalized costs of improving existing railcars and a $131,907 decrease in payments received on the Partnership’s investment in direct financing leases offset by a $151,094 increase in proceeds from sales of lease assets.

During the three months ended June 30, 2006 and 2005, the Partnership’s sole financing activity was the repayment of debt. Cash used to repay debt totaled $3,745,991 and $4,554,854 for the three months ended June 30, 2006 and 2005, respectively.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

During the six months ended June 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $4,724,265 and $5,436,261 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $711,996. The decrease was primarily a result of increased payments made against accounts payable and increased levels of accounts receivable offset by the year over year change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and a decline in unearned lease income. The increase in payments made against the Partnership’s payables and increased levels of accounts receivable reduced cash flow by $971,873 and $453,916, respectively. Offsetting these decreases in cash were increases of $426,641 and $251,676 resulting from the year over year change in operating results, adjusted for non-cash items, and a year over year decline in unearned rents received, respectively. Operating results improved during the first half of 2006, when compared to the same period in 2005, due primarily to an increase in operating lease revenue combined with decreases in interest expense and provision for losses.

During the six months ended June 30, 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Cash provided by investing activities totaled $1,644,084 and $1,989,468 for the six months ended June 30, 2006 and 2005, respectively. The decline in cash flow reflects a $304,048 decrease in payments received on the Partnership’s investment in direct financing leases and a $191,175 decrease in proceeds from sales of lease assets offset by a $157,805 decline in capitalized costs of improving existing railcars.

During the six months ended June 30, 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to General Partner and Limited Partners. Cash used in financing activities totaled $7,138,472 and $6,888,187 for the first six months of 2006 and 2005, respectively. The $250,285 increase consisted of a $1,073,927 year over year increase in cash used to repay debt, net of new borrowings, offset by an $823,642 decline in distributions paid to the General Partner and Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2006 versus the three months ended June 30, 2005

The Partnership had net income of $590,349 and $840,340 for the three months ended June 30, 2006 and 2005, respectively. The change in operating results reflects decreases of $456,090 in total revenues and $11,145 in other income offset by a decline of $217,244 in operating expenses.

Total revenues were $4,147,550 and $4,603,640 for the three months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to decreases in operating lease revenue and other revenue offset, in part, by a quarter over quarter increase in gains on sales of lease assets. Revenue derived from operating leases decreased by $318,171 during the second quarter of 2006, when compared to the same period in 2005, due to run-off and sales of certain lease assets. Other revenue declined by $585,220 during the same period as the 2005 amount included approximately $625,000 of proceeds related to the recovery of receivables from a certain lessee that were previously written-off. The decreases in operating lease and other revenue was offset by a $439,992 favorable change in gains or losses recognized on the sale of equipment. The Partnership recognized a gain of $448,842 and $8,850 related to assets sold during the second quarter of 2006 and 2005, respectively.

Total expenses were $3,578,230 and $3,795,474 for the three months ended June 30, 2006 and 2005, respectively. The decline in total expenses was primarily a result of a $236,889 decline in interest expense as the Partnership continued to repay a majority of its debt. During the second quarter of 2006, the Partnership repaid the entire balance outstanding under the receivables funding program.

The Partnership recorded other income of $21,029 and $32,174 for the three months ended June 30, 2006 and 2005, respectively. Other income for the second quarter of 2006 consisted of $16,981 of unrealized gains on interest rate swap contracts and $4,048 of foreign currency gain. Other income for the second quarter of 2005 was solely comprised of unrealized gains on interest rate swap contracts.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

The Partnership had net income of $636,495 and $322,726 for the six months ended June 30, 2006 and 2005, respectively. The change in operating results reflects a decline of $499,618 in operating expenses offset, in part, by decreases of $95,827 and $90,022 in total revenues and other income, respectively.

Total revenues were $8,244,582 and $8,340,409 for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to a $586,792 decline in other revenue offset by a $512,799 increase in operating lease revenue. Other revenue declined as the prior year amount included approximately $625,000 of proceeds related to the recovery of previously written-off receivables from a certain lessee. Operating lease revenue increased due to higher rents resulting from increased railcar activity and the renewal of certain direct finance leases as operating leases during the first quarter of 2006.

Total expenses were $7,658,776 and $8,158,394 for the six months ended June 30, 2006 and 2005, respectively. The decline in total expenses was primarily a result of decreases in interest expense and provision for losses. The $290,885 decline in interest expense was a result of lower debt balances during the first half of 2006 when compared to the first half of 2005. During the second quarter of 2006, the Partnership repaid the entire balance outstanding under the receivables funding program. Also during the same comparative periods, the provision for doubtful accounts decreased by $131,874.

The Partnership recorded other income of $50,689 and $140,711 for the six months ended June 30, 2006 and 2005, respectively. Other income for 2006 consisted of $41,178 of unrealized gains on interest rate swap contracts and $9,511 of foreign currency gain. Other income for 2005 was solely comprised of unrealized gains on interest rate swap contracts.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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