Form 10QSB
period 2006-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$4,423,683
Accounts receivable, net of allowance for doubtful accounts of $ 507,589	734,497
Investments in equipment and leases, net of accumulated depreciation of $ 72,339,309	30,137,001
Other assets	115,669

Total assets	$35,410,850

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$666,283
Other	653,306
Accrued interest payable	795
Non-recourse debt	136,291
Interest rate swap contracts	24,877
Unearned operating lease income	615,723

Total liabilities	2,097,275

Partners’ capital:
General Partner	—
Limited Partners	33,313,575

Total Partners’ capital	33,313,575

Total liabilities and Partners’ capital	$35,410,850

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$3,519,186	$3,810,667	$11,106,201	$10,884,883
Direct financing leases	39,598	14,169	150,594	119,657
Gain (loss) on sales of assets	67,695	(412,660)	497,836	60,881
Interest income	22,969	14,804	52,908	28,685
Other	15,886	28,057	102,377	701,340

Total revenue	3,665,334	3,455,037	11,909,916	11,795,446

Expenses:
Depreciation of operating lease assets	1,870,046	2,277,799	6,389,788	6,719,422
Marine vessel maintenance and other operating costs	644,553	431,831	1,586,323	1,431,140
Interest expense	24,840	353,941	352,068	972,054
Cost reimbursements to General Partner	—	11,405	750,003	779,731
Equipment and incentive management fees to General Partner	78,056	105,608	255,633	313,205
Railcar and equipment maintenance	91,049	87,719	302,272	280,463
Professional fees	155,369	101,397	302,159	251,459
Insurance	46,399	52,898	163,093	147,407
Equipment storage	2,873	17,827	5,010	43,961
Franchise fees and state taxes	649	—	68,015	100,755
Amortization of initial direct costs	2,432	10,747	10,102	35,501
Provision for (reversal of) doubtful accounts	(913)	(26,606)	(6,049)	100,132
Other	402,447	199,170	798,159	606,900

Total expenses	3,317,800	3,623,736	10,976,576	11,782,130

Income (loss) from operations	347,534	(168,699)	933,340	13,316
Other income, net	25,613	56,644	76,302	197,355

Net income (loss)	$373,147	$(112,055)	$1,009,642	$210,671

Net income (loss):
General Partner	$—	$—	$—	$61,205
Limited Partners	373,147	(112,055)	1,009,642	149,466

	$373,147	$(112,055)	$1,009,642	$210,671

Net income (loss) per Limited Partnership Unit	$0.02	$(0.01)	$0.07	$0.01
Weighted average number of Units outstanding	14,991,854	14,995,550	14,994,305	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE

NINE MONTH PERIOD ENDED

SEPTEMBER 30, 2006

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	14,995,550	$32,597,607	$—	$(287,766)	$32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to interest expense	—	—	—	197,836	197,836
Net income	—	494,988	61,205	—	556,193

Balance December 31, 2005	14,995,550	32,330,158	—	(89,930)	32,240,228
Adjustment for portion of swap liability charged to interest expense	—	—	—	89,930	89,930
Rescissions and repurchases of capital contributions	(10,000)	(26,225)	—	—	(26,225)
Net income	—	1,009,642	—	—	1,009,642

Balance September 30, 2006	14,985,550	$33,313,575	$—	$—	$33,313,575

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities:
Net income (loss)	$373,147	$(112,055)	$1,009,642	$210,671
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Loss) gain on sales of assets	(67,695)	412,660	(497,836)	(60,881)
Depreciation of operating lease assets	1,870,046	2,277,799	6,389,788	6,719,422
Amortization of initial direct costs	2,432	10,747	10,102	35,501
Portion of swap liability charged to interest expense	—	114,125	89,930	163,277
Change in fair value of interest rate swap contracts	725	(56,644)	(40,453)	(197,355)
Provision for (reversal of) doubtful accounts	(913)	(26,606)	(6,049)	100,132
Changes in operating assets and liabilities:
Accounts receivable	245,488	(165,537)	251,602	417,342
Other assets	(17,502)	(4,721)	117,554	(50,938)
Accounts payable:
General Partner	384,146	(454,475)	40,646	45,705
Other	218,812	(7,094)	269,649	171,936
Accrued interest payable	(16,454)	(6,089)	(39,626)	(6,313)
Unearned lease income	113,146	260,209	234,694	130,081

Net cash provided by operating activities	3,105,378	2,242,319	7,829,643	7,678,580

Investing activities:
Proceeds from sales of lease assets	2,709,855	664,100	4,564,549	2,709,969
Reduction of net investment in direct financing leases	124,640	349,039	484,558	1,013,005
Initial direct cost payments and adjustments	—	—	(7,966)	—
Improvements to operating leases	(14,460)	—	(577,022)	(720,367)

Net cash provided by investing activities	2,820,035	1,013,139	4,464,119	3,002,607

Financing activities:
Repayments of:
Receivables funding program obligation	—	(1,422,000)	(3,580,000)	(4,346,000)
Acquisition facility	(3,000,000)	(1,000,000)	(6,500,000)	(5,500,000)
Non-recourse debt	(21,360)	(55,036)	(79,832)	(195,581)
Borrowings under acquisition facility	—	—	—	1,500,000
Distributions:
General Partner	—	—	—	(61,205)
Limited Partners	—	—	—	(762,437)
Rescissions and repurchases of capital contributions	(26,225)	—	(26,225)	—

Net cash used in financing activities	(3,047,585)	(2,477,036)	(10,186,057)	(9,365,223)

Net increase in cash and cash equivalents	2,877,828	778,422	2,107,705	1,315,964
Cash and cash equivalents at beginning of period	1,545,855	1,760,165	2,315,978	1,222,623

Cash and cash equivalents at end of period	$4,423,683	$2,538,587	$4,423,683	$2,538,587

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$15,378	$96,495	$82,744	$134,510

Cash paid during the period for interest	$41,294	$360,030	$391,694	$978,368

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Other income, net:

Other income or loss, net consists of gains or losses on interest rate swap contracts and foreign currency transactions. For the three and nine months ended September 30, 2006, the Partnership had other income of $25,613 and $76,302 respectively. These amounts were comprised of $26,338 and $35,849 of gains on foreign currency transactions and a loss of $725 and a gain of $40,453 on interest rate swap contracts for the three and nine months ended September 30, 2006, respectively.

For the three and nine months ended September 30, 2005 the Partnership had other income of $56,644 and $197,355 respectively. These amounts were comprised solely of gains on interest rate swap contracts.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Leases	Balance September 30, 2006
Net investment in operating leases	$36,854,177	$(2,923,164)	$(6,310,823)	$27,620,190
Net investment in direct financing leases	2,671,873	(503,952)	(484,558)	1,683,363
Assets held for sale or lease, net	971,991	(62,575)	(78,965)	830,451
Initial direct costs	5,133	7,966	(10,102)	2,997

Total	$40,503,174	$(3,481,725)	$(6,884,448)	$30,137,001

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1,870,046 and $2,277,799 for the three months ended September 30, 2006 and 2005, respectively, and $6,389,788 and $6,719,422 for the nine months ended September 30, 2006 and 2005, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Transportation	$93,688,261	$—	$(11,884,261)	$81,804,000
Marine vessels/barges	3,300,286	577,022	(394,102)	3,483,206
Construction	3,255,999	—	(429,000)	2,826,999
Mining equipment	4,699,575	—	—	4,699,575
Furniture, fixtures and equipment	698,645	—	(698,645)	—
Materials handling	1,950,320	—	(373,396)	1,576,924
Office automation	3,521,046	—	(3,521,046)	—
Other	2,231,509	—	(246,640)	1,984,869

	113,345,641	577,022	(17,547,090)	96,375,573
Less accumulated depreciation	(76,491,464)	(6,310,823)	14,046,904	(68,755,383)

Total	$36,854,177	$(5,733,801)	$(3,500,186)	$27,620,190

Direct financing leases:

As of September 30, 2006, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2006:

Total minimum lease payments receivable	$859,157
Estimated residual values of leased equipment (unguaranteed)	940,806

Investment in direct financing leases	1,799,963
Less unearned income	(116,600)

Net investment in direct financing leases	$1,683,363

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At September 30, 2006, the aggregate amounts of future minimum lease payments are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2006	$1,578,153	$235,563	$1,813,716
Year ending December 31, 2007	6,070,424	436,153	6,506,577
2008	4,462,181	187,441	4,649,622
2009	3,854,699	—	3,854,699
2010	1,082,691	—	1,082,691
2011	596,566	—	596,566
Thereafter	661,883	—	661,883

	$18,306,597	$859,157	$19,165,754

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and nine months ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Equipment and incentive management fees to General Partner	$78,056	$105,608	$255,633	$313,205
Cost reimbursements to General Partner	—	11,405	750,003	779,731

	$78,056	$117,013	$1,005,636	$1,092,936

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the three months ended September 30, 2006 and 2005, the General Partner made such payments totaling $427,788 and $101,247, respectively. During the nine months period ended September 30, 2006 and 2005, the General Partner made such payments totaling $971,212 and $285,922, respectively.

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

5. Non-recourse debt:

At September 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2006, the carrying value of the pledged assets is $254,444. The note matures in 2008.

Future minimum payments of non recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2006	$21,736	$2,259	$23,995
Year ending December 31, 2007	90,838	5,141	95,979
2008	23,717	277	23,994

	$136,291	$7,677	$143,968

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

As of September 30, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of September 30, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facility (continued):

As of September 30, 2006, the Partnership had no outstanding balance under the acquisition facility. The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-priced daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement.

Draws on the acquisition facility by any affiliated partnership and/or limited liability Partnership borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage was a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it was removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

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

7. Receivables funding program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The Program expired as to new borrowings in April 2002. As of September 30, 2006 the Partnership did not have any outstanding balance under the program.

As of September 30, 2006, the Partnership has entered into interest rate swap agreements to receive or pay interest on a notional principal of $1,929,254 based on the difference between nominal rates ranging from 5.79% to 7.58% and the variable rate under the Program. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

During the nine months ended September 30, 2006, AOCL decreased by $89,930 related to the reclassification of AOCL to earnings (included in interest expense).

In order to maintain the availability of the receivables funding program, the Partnership is required to make standby fee payments. Payment of such fees ceased after the second quarter of 2006. During the nine month period ended September 30, 2006, the Partnership made standby fee payments totaling $6,396. During the three and nine month periods ended September 30, 2005, the Partnership made standby fee payments of $6,902 and $25,582, respectively.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance September 30, 2006	Notional Balance September 30, 2006	Swap Value September 30, 2006	Payment Rate On Interest Swap Agreement
07/01/98	$25,000,000	$—	$832,017	$(5,416)	6.16%
04/16/99	9,000,000	—	70,689	(20)	5.89%
01/26/00	11,700,000	—	928,331	(19,320)	7.58%
05/25/01	2,000,000	—	98,218	(121)	5.79%
09/28/01	6,000,000	—	—	—	*
01/31/02	4,400,000	—	—	—	*

	$58,100,000	$—	$1,929,255	$(24,877)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

During the nine months ended September 30, 2006, the weighted average interest rate on the receivables funding program was 4.71%. The receivables funding program discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders. The receivables funding program terminated in January 2007.

8. Commitments:

At September 30, 2006, the Partnership had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10. Partners’ Capital:

As of September 30, 2006, 14,985,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Distributions declared	$—	$—	$—	$762,437
Weighted average number of Units outstanding	14,991,854	14,995,550	14,994,305	14,995,550

Weighted average distributions per Unit	$—	$—	$—	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and , delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of September 30, 2006, the borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(14,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. As of September 30, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Partnership and its affiliates paid an annual commitment fee to have access to all facilities under the Master Terms Agreement.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. As of January 31, 2007, the Partnership was no longer a participant in the borrowing facility.

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The program expired as to new borrowings in April 2002. As more fully described in footnote 7, the Partnership did not have any amount outstanding under this receivables funding program as of September 30, 2006. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Partnership was required to make standby fee payments. These fees totaled $6,396 for the nine months ended September 30, 2006 and are included in interest expense in the Partnership’s statement of operations.

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

At September 30, 2006, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

During the three months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $3,105,378 and $2,242,319 for the three months ended September 30, 2006 and 2005, respectively, an increase of $863,059. The increase was primarily a result of reduced payments made against the Partnership’s accounts payable combined with increased payments received on accounts receivable offset, in part, by the quarter over quarter difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense. The reduced payments made against accounts payable improved cash flow by $1,064,527 and were primarily due to the decline in inestimable third party invoices received, and either paid or received, during the comparative periods. The increased payments received on accounts receivable further increased cash flow by $411,025. Offsetting these increases in cash flow was a $442,284 quarter over quarter decrease in cash from operating results, adjusted for non-cash items, as well as a $147,063 decline in unearned rents received. Operating results declined primarily due to a decrease in operating lease revenue combined with increases in maintenance and operating costs as well as costs associated with the restatement of the Partnership’s prior year financial statements.

During the three months ended September 30, 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash provided by investing activities totaled $2,820,035 and $1,013,139 for the three months ended September 30, 2006 and 2005, respectively. The increase in cash flow reflects a $2,045,755 increase in proceeds from sales of lease assets offset, in part, by a $224,399 decrease in payments received on the Partnership’s investment in direct financing leases caused primarily by run-off of the lease portfolio.

During the three months ended September 30, 2006 and 2005, the Partnership’s primary financing activity was the repayment of debt. Cash used in financing activities totaled $3,047,585 and $2,477,036 for the three months ended September 30, 2006 and 2005, respectively. The increase was due to a $544,324 increase in cash used to repay debt during the third quarter of 2006 when compared to the same period in 2005.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

During the nine months ended September 30, 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $7,829,643 and $7,678,580 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $151,063. The net increase was primarily a result of a decline in unearned lease income and reduced payments made against accounts payable partially offset by the year over year change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense. The year over year decline in unearned rents received improved cash flow by $104,613. Similarly, reduced payments made against accounts payable, due primarily to a decrease in inestimable third party vendor invoices received during the comparative periods, improved cash flow by $92,654.

During the nine months ended September 30, 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Cash provided by investing activities totaled $4,464,119 and $3,002,607 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash flow reflects a $1,854,580 increase in proceeds from lease of sales assets as well as a $143,345 decrease in capitalized costs of improving existing railcars. These increases in cash were offset by a $528,447 decline in payments received on the Partnership’s investment in direct financing leases, resulting primarily for run-off of the portfolio.

During the nine months ended September 30, 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to General Partner and Limited Partners. Cash used in financing activities totaled $10,186,057 and $9,365,223 for the first nine months of 2006 and 2005, respectively. The $820,834 increase in cash used was primarily due to a $1,618,251 year over year increase in cash used to repay debt, net of new borrowings, offset by an $823,642 decline in distributions paid to the General Partner and Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2006 versus the three months ended September 30, 2005

The Partnership had net income of $373,147 for the three months ended September 30, 2006 compared to a net loss of $112,055 for the three months ended September 30, 2005. The change in operating results reflects an increase of $210,297 in total revenues and a decline of $305,936 in operating expenses offset by a $31,031 decrease in other income.

Total revenues were $3,665,334 and $3,455,037 for the three months ended September 30, 2006 and 2005, respectively. The increase was primarily due to a $480,355 favorable change in gains recognized on the sale of equipment partially offset by a $291,481 decline in operating lease revenue. The Partnership recognized a gain of $67,695 related to assets sold during the third quarter of 2006 compared to a loss of $412,660 on assets sold during the same period in 2005. Revenue derived from operating leases decreased during the second quarter of 2006, when compared to the same period in 2005, due to run-off and sales of certain lease assets.

Total expenses were $3,317,800 and $3,623,736 for the three months ended September 30, 2006 and 2005, respectively. The decline in total expenses was primarily a result of decreases in depreciation and interest expense offset by increases in vessel maintenance and operating costs, professional fees and other expenses. The decline in depreciation expense totaled $407,753 and was primarily due to run-off of the lease portfolio, while interest expense declined by $329,101 as the Partnership continued to repay its debt. Offsetting the decrease in depreciation and interest expense were increases of $257,249 and $212,722 in professional fees and other expenses, and vessel maintenance and operating costs, respectively. The increase in professional fees and other expenses was mainly related to the audit and restatement of the Partnership’s prior period financial statements, while the increase in maintenance and operating costs was primarily due to timing of required repairs on the existing inventory of railcars.

The Partnership recorded other income of $25,613 and $56,644 for the three months ended September 30, 2006 and 2005, respectively. Other income for the third quarter of 2006 consisted of $26,337 of foreign currency gain and $724 of unrealized losses on interest rate swap contracts. Other income for the third quarter of 2005 was solely comprised of unrealized gains on interest rate swap contracts.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

The Partnership had net income of $1,009,642 and $210,671 for the nine months ended September 30, 2006 and 2005, respectively. The change in operating results reflects a decline of $805,554 in operating expenses, an increase of $114,470 in total revenues and a decline of $121,053 in other income, net.

Total revenues were $11,909,916 and $11,795,446 for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to increases in gains on sales of lease assets and operating lease revenue offset by a decline in other revenue. During the first nine months of 2006 and 2005, the partnership recognized gains on sales of lease assets totaling $497,836 and $60,881, respectively, a favorable change of $436,955. Year-to-date 2006 operating lease revenue increased by $221,318 when compared to the same period in 2005 due to increased rents resulting from increased railcar activity and the renewal of certain direct finance leases into operating leases during the first quarter of 2006. The increases in gains on sales of lease assets and operating lease revenue were offset by a $598,963 decrease in other revenue. Other revenue declined as the prior year amount included approximately $625,000 of proceeds related to the recovery of previously written-off receivables from a certain lessee.

Total expenses were $10,976,576 and $11,782,130 for the nine months ended September 30, 2006 and 2005, respectively. The decline in total expenses was primarily a result of decreases in interest expense and depreciation offset by an increase in other expenses. Interest expense declined by $619,986 as a result of lower debt balances during the first nine months of 2006 when compared to the same period in 2005. Depreciation decreased by $329,634 during the same comparative periods due primarily to run-off of the portfolio. The decrease in interest and depreciation expense was offset by a $191,259 increase in other expense. Other expense increased primarily due to costs associated with the Partnership’s restatement efforts.

The Partnership recorded other income of $76,302 and $197,355 for the nine months ended September 30, 2006 and 2005, respectively. Other income for 2006 consisted of $40,453 of unrealized gains on interest rate swap contracts and $35,849 of foreign currency gain. Other income for 2005 was solely comprised of unrealized gains on interest rate swap contracts.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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