Form 10KSB
period 2006-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

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

State the issuer’s revenues for the most recent fiscal year: $14,390,427

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated. As of December 31, 2006, 14,985,550 Units were issued and outstanding.

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

The Partnership has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Partnership may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Partnership has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. As of December 31, 2006, all such equipment acquisition debt had been repaid.

Narrative Description of Business

The Partnership has acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It has been the intention of AFS that a majority of the aggregate purchase price of equipment represents equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment is invested in equipment acquired from a single manufacturer.

The Partnership has purchased equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

From inception through December 31, 2006, the Partnership had purchased equipment with a total acquisition price of $304,912,575.

The Partnership’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an average credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2006 and 2005 certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2006	2005
Sea Mar Management LLC	Marine Vessel	39%	22%
Tal International Container	Railcars	10%	14%

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

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Partnership is not seasonal.

The Partnership has no full time employees. AFS employees and affiliates provide the services the Partnership requires to effectively operate. The cost of these services is reimbursed by the Partnership to AFS and affiliates per the Partnership Agreement.

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2006 and the industries to which the assets have been leased. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$135,842,930	44.55%
Manufacturing	45,709,520	14.99%
Mining	30,756,101	10.09%
Marine vessels	24,496,779	8.03%
Material handling	16,318,944	5.35%
Office automation	11,449,934	3.76%
Medical	9,133,951	3.00%
Aircraft	6,310,979	2.07%
Other	24,893,437	8.16%

	$304,912,575	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779,368	24.20%
Municipalities	45,050,058	14.77%
Transportation, other	45,240,890	14.84%
Manufacturing, other	41,295,886	13.54%
Electronics	26,062,302	8.55%
Mining	17,670,967	5.80%
Business services	15,093,493	4.95%
Primary metals	13,251,254	4.35%
Other	27,468,357	9.00%

	$304,912,575	100.00%

Through December 31, 2006, the Partnership has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense *
Mining	$47,498,564	$12,063,208	$43,611,215
Transportation	50,720,337	15,475,400	25,343,745
Marine vessels	17,220,877	3,226,497	19,167,317
Office automation	16,927,036	1,847,198	16,238,196
Medical	12,869,327	8,416,609	13,086,353
Aircraft	10,982,354	3,757,240	9,617,910
Manufacturing	9,567,514	3,504,824	7,633,489
Materials handling	21,641,226	6,872,659	18,606,077
Other	9,516,302	953,598	26,443,193

	$196,943,537	$56,117,233	$179,747,495

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which had acquired leasing transactions during the period ended six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2006, see footnote 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2006, a total of 5,208 investors were holders of record of Units in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2006. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2007. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unit holders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2006 the value of the Partnership’s assets, calculated on this basis, was approximately $3.04 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The record holders of Units are entitled to certain distributions as provided under the Limited Partnership Agreement.

No distributions were made from both 2006 and 2005 operations. However, distributions from 2004 operations totaling $762 thousand were paid in January 2005.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

Throughout the Reinvestment Period that ended December 31, 2004, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for certain cash distributions to the Limited Partners.

The Partnership has participated with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75,000,000 and expired in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Partnership had no borrowings under the acquisition facility and was subsequently removed as a party to the Master Terms Agreement in January 2007.

As of December 31, 2006 borrowings under the Master Terms Agreement were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(26,561,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement as borrowings were recourse jointly and severally to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. The Partnership and its affiliates paid an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Partnership’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $415,064.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Partnership, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility was used to acquire and hold, on a short-term basis, certain lease transactions that met the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2006, the warehousing facility participants were the Partnership, ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity or entities. As of January 31, 2007, the Partnership and ATEL Capital Equipment Fund VIII, LLC ceased to be participants in the Warehousing Trust Agreement as both funds went into their liquidation phase, as defined in their respective operating agreements, and have no further need for short term financing provided by the warehousing facility.

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions until July 15, 2007. The borrowing facility was repaid before the waiver expired and the Fund was removed as a party to the agreement on January 31, 2007.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see footnotes 7 through 9 to the financial statements, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

Additionally, in 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Partnership to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in April 2002. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Partnership was required to make standby payments. These fees totaled $6,396 and $30,862 in 2006 and 2005, respectively, and are included in interest expense in the Partnership’s statement of operations.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing is non-committed and consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7.0%. The note is secured by assignments of lease payments and pledges of assets. The amount of pledged assets is $133,380.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. No distributions were made from both 2006 and 2005 operations. However, distributions from 2004 operations totaling $762 thousand were paid in January 2005.

At December 31, 2006, the Partnership had no commitments to purchase leased assets

Cash Flows

2006 versus 2005

During 2006 and 2005, the primary source of cash from operations was rents from operating leases. Cash provided by operating activities totaled $9,857,403 and $10,707,410 for 2006 and 2005, respectively. The decrease was primarily a result of a $1,619,704 decline in operating lease and other revenue during 2006, when compared to prior year, offset by $757,505 of cash generated from an increase in accounts payable during the same period. Other revenue decreased by $1,286,181 during 2006 when compared to 2005 as the prior year amount included approximately $1,240,000 of proceeds from a recovery of previously written-off receivables. Similarly, revenue derived from operating leases declined by $333,523 primarily due to run-off and sales of equipment. Offsetting the impact of the decline in operating lease and other revenue on cash flows was an increase of $757,505 attributable to reduced payments made against accounts payable. The reduced payments was a result of a decline in inestimable third party vendor invoices received, and either paid or accrued, during 2006 when compared to 2005.

During 2006 and 2005, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash provided by investing activities totaled $5,401,120 and $3,878,173 for 2006 and 2005, respectively. The increase reflects a $2,694,873 increase in proceeds from sales of lease assets offset by a $720,795 increase in capitalized costs of improving existing railcars and a $443,165 decrease in payments received on the Partnership’s investment in direct financing leases.

During 2006 and 2005, the Partnership’s financing activities were primarily the repayment of debt and distributions to General Partner and Limited Partners. Cash used in financing activities totaled $10,207,793 and $13,492,228 for 2006 and 2005, respectively. The $3,284,435 decrease in cash used consisted primarily of a $2,487,018 year over year decline in cash used to repay debt, net of new borrowings, combined with a $823,642 decline in distributions paid to the General Partner and Limited Partners.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

As of December 31, 2006, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation, rail	63%
Containers	23%

2006 versus 2005

The Partnership had a net loss of $495,852 in 2006 compared to net income of $556,193 in 2005. The change in operating results reflects decreases of $1,775,428 and $151,468 in total revenues and other income, net, respectively, partially offset by a decrease of $874,851 in operating expenses.

Total revenues were $14,390,427 and $16,165,855 for 2006 and 2005, respectively. The year over year decrease was primarily due to declines in operating lease and other revenue. Revenue derived from operating leases declined by $333,523 during 2006, when compared to 2005, as a result of run-off and sales of lease assets. The decline in revenues from lease assets is expected to continue and is consistent with a Fund that is in the liquidation phase of its life cycle. Other revenue declined by $1,286,181 during the same period as the 2005 amount included approximately $1,240,000 of proceeds related to the recovery of receivables that were previously written-off.

Total expenses were $14,962,367 and $15,837,218 for 2006 and 2005, respectively. The decline in total expenses was primarily a result of decreases in interest and depreciation expense offset by increases in vessel maintenance and operating costs, and other expenses.

During 2006, interest expense decreased by $841,942, when compared to prior year, as the Partnership continued to repay a majority of its debt. Similarly, depreciation expense decreased by $758,905 during the same comparative periods due to run-off and sales of lease assets. The decreases in interest and depreciation expense were partially offset by increases in maintenance and operating costs associated with the Partnership’s marine vessels, and other expenses totaling $791,222.

The Partnership recorded other income of $76,088 and $227,556 for 2006 and 2005, respectively. Other income for 2006 was comprised of $47,591 unrealized gains on interest rate swap contracts and $28,497 of foreign currency gain. Other income for 2005 was solely comprised of unrealized gains on interest rate swap contracts.

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

The Partnership records interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See footnote 9 to the financial statements, Receivables funding program, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 for the Partnership’s fiscal year 2007 has not had a significant effect on the Partnership’s 2007 financial position and results of operations.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

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

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2006, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
September 26, 2007

Report of Independent Registered Public Accounting Firm

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying statements of operations, changes in partners’ capital, and cash flows of ATEL Capital Equipment Fund VII, L.P. (the Partnership) for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ATEL Capital Equipment Fund VII, L.P. for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
August 6, 2007

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Cash and cash equivalents	$7,366,708
Accounts receivable, net of allowance for doubtful accounts of $537,100	876,419
Investments in equipment and leases, net of accumulated depreciation of $61,555,638 and impairment reserve of $954,000	25,507,081
Other assets	229,473

Total assets	$33,979,681

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$577,350
Other	1,104,246
Accrued interest payable	1,284
Non-recourse debt	114,555
Interest rate swap contracts	17,739
Unearned operating lease income	356,426

Total liabilities	2,171,600

Partners’ capital:
General Partner	—
Limited Partners	31,808,081

Total Partners’ capital	31,808,081

Total liabilities and Partners’ capital	$33,979,681

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues:
Leasing activities:
Operating leases	$14,657,397	$14,990,920
Direct financing leases	178,764	180,820
Loss on sales of assets	(689,285)	(454,434)
Interest income	124,426	43,243
Other	119,125	1,405,306

Total revenues	14,390,427	16,165,855

Expenses:
Depreciation of operating lease assets	7,940,137	8,699,042
Marine vessel maintenance and other operating costs	2,377,345	1,860,982
Interest expense	359,964	1,201,906
Cost reimbursements to General Partner	750,003	797,988
Provision for impairment loss	954,000	982,560
Equipment and incentive management fees to General Partner	327,801	406,688
Railcar and equipment maintenance	393,362	348,244
Professional fees	386,639	343,001
Insurance	209,984	205,754
Equipment storage	7,643	50,922
Franchise fees and state taxes	104,250	67,000
Amortization of initial direct costs	11,551	42,559
Provision for (reversal of) doubtful accounts	23,463	(10,794)
Other	1,116,225	841,366

Total expenses	14,962,367	15,837,218

Income (loss) from operations	(571,940)	328,637
Other income, net	76,088	227,556

Net (loss) income	$(495,852)	$556,193

Net (loss) income:
General Partner	$—	$61,205
Limited Partners	(495,852)	494,988

	$(495,852)	$556,193

Net (loss) income per Limited Partnership Unit	$(0.03)	$0.03
Weighted average number of Units outstanding	14,992,098	14,995,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	14,995,550	$32,597,607	$—	$(287,766)	$32,309,841
Distributions to Limited Partners ($0.05 per Unit)	—	(762,437)	—	—	(762,437)
Distributions to General Partner	—	—	(61,205)	—	(61,205)
Adjustment for portion of swap liability charged to interest	—	—	—	197,836	197,836
Net income	—	494,988	61,205	—	556,193

Balance December 31, 2005	14,995,550	32,330,158	—	(89,930)	32,240,228
Adjustment for portion of swap liability charged to interest	—	—	—	89,930	89,930
Rescissions and repurchases of capital contributions	(10,000)	(26,225)	—	—	(26,225)
Net loss	—	(495,852)	—	—	(495,852)

Balance December 31, 2006	14,985,550	$31,808,081	$—	$—	$31,808,081

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities:
Net (loss) income	$(495,852)	$556,193
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss on sales of assets	689,285	454,434
Depreciation of operating lease assets	7,940,137	8,699,042
Amortization of initial direct costs	11,551	42,559
Portion of swap liability charged to interest expense	89,930	197,836
Change in fair value of interest rate swap contracts	(47,591)	(227,556)
Provision for (reversal of) doubtful accounts	23,463	(10,794)
Provision for impairment loss	954,000	982,560
Changes in operating assets and liabilities:
Accounts receivable	80,168	194,237
Other assets	3,750	(56,929)
Accounts payable:
General Partner	(48,287)	167,177
Other	720,589	(252,380)
Accrued interest payable	(39,137)	(21,302)
Unearned lease income	(24,603)	(17,667)

Net cash provided by operating activities	9,857,403	10,707,410

Investing activities:
Proceeds from sales of lease assets	6,158,295	3,463,422
Reduction of net investment in direct financing leases	691,953	1,135,118
Initial direct cost payments and adjustments	(7,966)	—
Improvements to operating leases	(1,441,162)	(720,367)

Net cash provided by investing activities	5,401,120	3,878,173

Financing activities:
Repayments of:
Receivables funding program obligation	(3,580,000)	(5,417,000)
Acquisition facility	(6,500,000)	(8,500,000)
Non-recourse debt	(101,568)	(251,586)
Borrowings under acquisition facility	—	1,500,000
Distributions:
General Partner	—	(61,205)
Limited Partners	—	(762,437)
Repurchase of limited partnership units	(26,225)	—

Net cash used in financing activities	(10,207,793)	(13,492,228)

Net increase in cash and cash equivalents	5,050,730	1,093,355
Cash and cash equivalents at beginning of year	2,315,978	1,222,623

Cash and cash equivalents at end of year	$7,366,708	$2,315,978

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$96,495	$100,755

Cash paid during the year for interest	$399,101	$1,223,208

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Partnership matters:

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

Basis of presentation:

The accompanying balance sheet as of December 31, 2006 and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The primary geographic regions in which the Partnership seeks leasing opportunities are North America and Europe. The table below summarizes geographic relating to the sources, by nation, of the Partnership’s operating revenues for the year ended December 31, 2006:

United States	99%
United Kingdom	1%

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2006 and 2005, the current provision for state income taxes and franchise fees was approximately $104,250 and $67,000, respectively.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2006:

Financial statement basis of net assets	$31,808,081
Tax basis of net assets (unaudited)	(7,865,154)

Difference	$39,673,235

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

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31:

	2006	2005
Net income (loss) per financial statements	$(495,852)	$556,193
Tax adjustments (unaudited):
Adjustment to depreciation expense	6,403,630	6,322,487
Provision for doubtful accounts	(156,469)	(27,243)
Provision for losses	954,000	982,560
Adjustments to lease revenues	7,647,806	1,078,431
Adjustments to gain on sales of assets	—	3,190,213
Other	—	(116,416)

Net income per federal tax return (unaudited)	$14,353,115	$11,986,225

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partnership units outstanding during the period.

Other income, net:

Other income (loss) consists of gains and losses on interest rate swap contracts and foreign currency transactions. For the year ended December 31, 2006, other income, net totaled $76,088 and consisted of a favorable fair value adjustments on interest rate swap contracts of $47,592 and foreign currency gain of $28,496. For the year ended December 31, 2005, the Partnership generated $227,556 of other income solely comprised of favorable fair value adjustments on interest rate swap contracts.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 for the Partnership’s fiscal year 2007 has not had a significant effect on the Partnership’s 2007 financial position and results of operations.

3.	Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2006 and 2005, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2006	2005
Transportation, rail	63%	42%
Containers	23%	20%
Transportation, other	*	17%

*	Less than 10%

During 2006, two customers comprised 49% of the Partnership’s revenue from leases. In 2005, one customer comprised 36% of the Partnership’s revenues from leases.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4.	Reserves, impairments and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance as of December 31, 2004	$—	$540,880
Provision	982,560	(10,794)
Charge offs	—	(16,449)

Balance as of December 31, 2005	982,560	513,637
Provision	954,000	23,463
Charge offs	(982,560)	—

Balance as of December 31, 2006	$954,000	$537,100

5.	Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2006
Net investment in operating leases	$36,854,177	$(4,850,707)	$(7,834,474)	$24,168,996
Net investment in direct financing leases	2,671,873	(655,100)	(691,953)	1,324,820
Assets held for sale or lease, net	971,991	(854,611)	(105,663)	11,717
Initial Direct costs	5,133	7,966	(11,551)	1,548

Total	$40,503,174	$(6,352,452)	$(8,643,641)	$25,507,081

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. During the fourth quarter of 2006, a charge to operations totaling $954,000 was recorded for the decline in value of those assets. There were no such charges during the first nine months of 2006. A charge to operations of $982,560 was recorded for the year ended December 31, 2005. The nature of the impaired assets was barges and containers in 2006, and barges in 2005.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31:

	2006	2005
Depreciation of operating lease assets	$7,940,137	$8,699,042
Impairment losses	954,000	982,560

Total	$8,894,137	$9,681,602

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases (continued):

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Transportation	$93,688,261	$—	$(24,189,407)	$69,498,854
Marine vessels/barges	3,300,286	1,441,162	(634,603)	4,106,845
Construction	3,255,999	—	(2,029,457)	1,226,542
Mining equipment	4,699,575	—	(476,715)	4,222,860
Furniture, fixtures and equipment	698,645	—	(698,645)	—
Materials handling	1,950,320	—	(804,011)	1,146,309
Office automation	3,521,046	—	(3,521,046)	—
Other	2,231,509	—	(351,442)	1,880,067

	113,345,641	1,441,162	(32,705,326)	82,081,477
Less accumulated depreciation	(76,491,464)	(7,834,474)	26,413,457	(57,912,481)

Total	$36,854,177	$(6,393,312)	$(6,291,869)	$24,168,996

As of December 31, 2006, investment in direct financing leases, consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2006:

Total minimum lease payments receivable	$623,594
Estimated residual values of leased equipment (unguaranteed)	789,658

Investment in direct financing leases	1,413,252
Less unearned income	(88,432)

Net investment in direct financing leases	$1,324,820

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases (continued):

At December 31, 2006, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2007	$5,639,750	$436,153	$6,075,903
2008	4,032,257	187,441	4,219,698
2009	3,408,188	—	3,408,188
2010	1,082,691	—	1,082,691
2011	596,566	—	596,566
Thereafter	661,883	—	661,883

	$15,421,335	$623,594	$16,044,929

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”), and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Partnership are performed by AFS.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6.	Related party transactions (continued):

AFS earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows during each of the years ended December 31:

	2006	2005
Equipment and incentive management fees to General Partner	$327,801	$406,688
Cost reimbursements to General Partner	750,003	797,988

	$1,077,804	$1,204,676

The General Partner makes certain payments to third parties on behalf of the Partnership for convenience purposes. During the years ended December 31, 2006 and 2005 the General Partner made such payments of $1,529,565 and $571,837, respectively.

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

7.	Non-recourse debt:

At December 31, 2006, non-recourse debt consists of a note payable to financial institutions. The note is due in monthly payments. Interest on the note is at fixed rate of 7.0% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is $133,380. The note matures in 2008.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Year ending December 31, 2007	90,838	5,141	$95,979
2008	23,717	277	23,994

	$114,555	$5,418	$119,973

8.	Borrowing facilities:

The Partnership participated with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement was comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75,000,000 and expired in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Partnership had no borrowings under the acquisition facility and was removed as a party to the Master Terms Agreement in January 2007.

As of December 31, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(26,561,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Partnership was contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Partnership was liable because borrowings were recourse, jointly and severally, to the extent of the pro-rata share of the Partnership’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Partnership, and (2) AFS and ATEL Leasing Corporation (“ALC”) who were 100% liable. The Partnership and its affiliates paid an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Partnership’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $415,064.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

8.	Borrowing facilities (continued):

As of December 31, 2006, the Partnership had no outstanding balance under the acquisition facility. The interest rate on the Master Terms Agreement was based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-priced daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement.

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

The Master Terms Agreement discussed above included certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions until July 15, 2007. The borrowing facility was repaid before the waiver expired and the Fund was removed as a party to the agreement on January 31, 2007.

9.	Receivables funding program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company received a general lien against all of the otherwise unencumbered assets of the Partnership. The Program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The Program expired as to new borrowings in April 2002. As of December 31, 2006 the Partnership did not have any outstanding balance under the program.

As of December 31, 2006, the Partnership receives or pays interest on a notional principal of $1,515,881 based on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.37% to 5.25%. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt, with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9.	Receivables funding program (continued):

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earnings in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the years ended December 31, 2006 and 2005, AOCL decreased by $89,930 and $197,836 related to the reclassification of AOCL to earnings (included in interest expense).

In order to maintain the availability of the receivables funding program, the Partnership is required to make payments of standby fees. These fees totaled $6,396 and $30,862 in 2006 and 2005, respectively, and are included in interest expense in the Partnership’s statement of operations.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance December 31, 2006	Notional Balance December 31, 2006	Swap Value December 31, 2006	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000,000	$—	$718,213	$(3,664)	6.16%
4/16/1999	9,000,000	—	—	—	*
1/26/2000	11,700,000	—	717,459	(14,020)	7.58%
5/25/2001	2,000,000	—	80,209	(55)	5.79%
9/28/2001	6,000,000	—	—	—	*
1/31/2002	4,400,000	—	—	—	*

	$58,100,000	$—	$1,515,881	$(17,739)

*	Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

During the fiscal year ended December 31, 2006, the weighted average interest rate on the receivables funding program was 4.71%. The receivables funding program discussed above include certain financial and non-financial covenants applicable to each borrower. The Partnership and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The General Partner, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

10.	Commitments:

At December 31, 2006, the Partnership had no commitments to purchase lease assets.

11.	Guarantees:

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

11.	Guarantees (continued):

obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with GAAP.

12.	Partners’ capital:

As of December 31, 2006, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

13.	Fair value of financial instruments:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2006 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2006 is $114,555.

Acquisition facility obligation:

The carrying value of the Partnership’s acquisition facility obligation approximates its fair value at December 31, 2006 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Receivables funding program obligation:

The carrying amount of the Partnership’s Receivable Funding Program obligation approximates fair value as borrowings are at a variable interest rate that adjusts to current market rates.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2006.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Partnership dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Partnership to perform tax services.

E&Y’s report, dated August 6, 2007, on the Partnership’s financial statements for the year ended December 31, 2005, the Partnership’s most recent fiscal year for which an independent accountant’s report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Partnership’s fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y’s dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at December 31, 2006, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

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

With regard to IDC, the accounting guidance has been reviewed, and as a result, IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases.

The General Partner has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired and the controller position has been split into two separate roles to ensure proper management of the Partnership and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s manager, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Partnership is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2006 and 2005 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at footnote 6 thereof, which information is hereby incorporated by reference.

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

See footnote 6 to the financial statements included in Item 7 of this report for amounts paid for equipment management fees and incentive management fees.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Limited Partnership Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at footnote 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS AND REPORST ON FORM 8-K

(a)	Reports on Form 8-K for the fourth quarter of 2006

None

(b)	Exhibits

(3) and (4) Amended and Restated Agreement of Limited Partnership, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective November 29, 1996, (File No. 333-08879) is hereby incorporated herein by this reference

(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$348,800	184,261
Tax fees	15,196	45,149

	$363,996	$229,410

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash	President and Chief Executive Officer of	September 26, 2007
Dean Cash	ATEL Financial Services, LLC (General Partner)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and	September 26, 2007
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (General Partner)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.