Form 10QSB
period 2007-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$10,490
Accounts receivable, net of allowance for doubtful accounts of $515	650
Investments in equipment and leases, net of accumulated depreciation of $56,301	22,632
Other assets	171

Total assets	$33,943

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$648
Other	726
Accrued interest payable	1
Non-recourse debt	92
Interest rate swap contracts	14
Unearned operating lease income	376

Total liabilities	1,857

Partners’ capital:
General Partner	—
Limited Partners	32,086

Total Partners’ capital	32,086

Total liabilities and Partners’ capital	$33,943

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$3,184	$4,020
Direct financing leases	31	58
Gain (loss) on sales of assets	316	(19)
Interest income	104	17
Other	103	20

Total revenue	3,738	4,096

Expenses:
Depreciation of operating lease assets	1,411	2,331
Marine vessel maintenance and other operating costs	556	320
Interest expense	9	224
Cost reimbursements to General Partner	750	750
Equipment and incentive management fees to General Partner	61	92
Railcar and equipment maintenance	169	106
Professional fees	184	51
Insurance	61	58
Equipment storage	1	1
Amortization of initial direct costs	—	5
(Reversal of) provision for doubtful accounts	(22)	(17)
Other	274	159

Total expenses	3,454	4,080

Income from operations	284	16
Other (loss) income, net	(6)	30

Net income	$278	$46

Net income:
General Partner	$—	$—
Limited Partners	278	46

	$278	$46

Net income per Limited Partnership Unit	$0.02	$0.00
Weighted average number of Units outstanding	14,985,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE

THREE MONTH PERIOD ENDED

MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Limited Partners		General	Accumulated Other Comprehensive
	Units	Amount	Partner	Loss	Total
Balance December 31, 2005	14,995,550	$32,330	$—	$(90)	$32,240
Adjustment for portion of swap liability charged to interest expense	—	—	—	90	90
Rescissions and repurchases of capital contributions	(10,000)	(26)	—	—	(26)
Net loss	—	(496)	—	—	(496)

Balance December 31, 2006	14,985,550	31,808	—	—	31,808
Net income	—	278	—	—	278

Balance March 31, 2007	14,985,550	$32,086	$—	$—	$32,086

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH PERIOD ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$278	$46
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(316)	19
Depreciation of operating lease assets	1,411	2,331
Amortization of initial direct costs	—	5
Portion of swap liability charged to interest expense	(1)	82
Change in fair value of interest rate swap contracts	(3)	(24)
(Reversal of) provision for doubtful accounts	(22)	(17)
Changes in operating assets and liabilities:
Accounts receivable	248	41
Other assets	59	74
Accounts payable:
General Partner	71	(377)
Other	(378)	99
Accrued interest payable	—	(13)
Unearned lease income	19	94

Net cash provided by operating activities	1,366	2,360

Investing activities:
Proceeds from sales of lease assets	1,703	412
Reduction of net investment in direct financing leases	77	170
Initial direct cost payments	—	(8)
Improvements to operating leases	—	(27)

Net cash provided by investing activities	1,780	547

Financing activities:
Repayments of:
Receivables funding program obligation	—	(855)
Acquisition facility	—	(2,500)
Non-recourse debt	(23)	(37)

Net cash used in financing activities	(23)	(3,392)

Net increase (decrease) in cash and cash equivalents	3,123	(485)
Cash and cash equivalents at beginning of period	7,367	2,316

Cash and cash equivalents at end of period	$10,490	$1,831

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$237

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Other income, net:

Other income or loss, net consists of gains or losses on interest rate swap contracts and foreign currency transactions. For the three months ended March 31, 2007, the Partnership had other loss of $6 thousand which was comprised of a foreign currency loss of $9 thousand offset by favorable fair value adjustments on interest rate swap contracts of $3 thousand. For the three months ended March 31, 2006, other income totaled $30 thousand and was comprised of favorable fair value adjustments on interest rate swap contracts totaling $24 thousand and a foreign currency gain of $6 thousand.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$24,169	$(1,896)	$(1,411)	$20,862
Net investment in direct financing leases	1,325	(202)	(77)	1,046
Assets held for sale or lease, net	11	711	—	722
Initial direct costs	2	—	—	2

Total	$25,507	$(1,387)	$(1,488)	$22,632

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $1.4 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Transportation	$69,499	$—	$(7,475)	$62,024
Marine vessels/barges	4,107	—	—	4,107
Construction	1,226	—	(981)	245
Mining equipment	4,223	—	—	4,223
Materials handling	1,146	—	—	1,146
Other	1,880	—	(48)	1,832

	82,081	—	(8,504)	73,577
Less: accumulated depreciation	(57,912)	(1,411)	6,608	(52,715)

Total	$24,169	$(1,411)	$(1,896)	$20,862

Direct financing leases:

As of March 31, 2007, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2007 (in thousands):

Total minimum lease payments receivable	$515
Estimated residual values of leased equipment (unguaranteed)	600

Investment in direct financing leases	1,115
Less unearned income	(69)

Net investment in direct financing leases	$1,046

At March 31, 2007, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$3,956	$327	$4,283
Year ending December 31, 2008	3,890	188	4,078
2009	3,236	—	3,236
2010	1,144	—	1,144
2011	653	—	653
2012	521	—	521
Thereafter	140	—	140

	$13,540	$515	$14,055

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

During the three months ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Equipment and incentive management fees to General Partner	$61	$92
Cost reimbursements to General Partner	750	750

	$811	$842

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At March 31, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2007, the carrying value of the pledged assets is $133 thousand. The note matures in 2008.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2007	$68	$4	$72
Year ending December 31, 2008	24	—	24

	$92	$4	$96

6. Borrowing facility:

The Partnership participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75,000,000 and expired in June 2007. The Partnership was removed as a party to the Master Terms Agreement on January 31, 2007.

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

As of March 31, 2007, the Partnership receives or pays interest on a notional principal of approximately $1.3 million on the difference between nominal rates ranging from 5.79% to 7.58% and the variable rate under the Program of 5.76% at March 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earnings in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the three months ended March 31, 2006, AOCL totaling $82 thousand was charged to earnings (included in interest expense). The entire AOCL balance totaling $90 thousand was charged to earnings (included in interest expense) during the six months ended June 30, 2006.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Prior to the program’s termination in January 2007, the Partnership was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Partnership’s statement of operations. The Partnership made standby fee payments of $4 thousand during the first three months of 2006. There were no standby fee payments in 2007.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2007	Notional Balance March 31, 2007	Swap Value March 31, 2007	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000,000	$—	$603	$(2)	6.16%
4/16/1999	9,000,000	—	—	—	*
1/26/2000	11,700,000	—	629	(12)	7.58%
5/25/2001	2,000,000	—	62	—	5.79%
9/28/2001	6,000,000	—	—	—	*
1/31/2002	4,400,000	—	—	—	*

	$58,100,000	$—	$1,294	$(14)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing

8. Commitments:

At March 31, 2007, the Partnership had no commitments to purchase lease assets.

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

10. Partners’ Capital:

As of March 31, 2007, 14,985,550 Units were issued and outstanding. The Partnership is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. There were no distributions to Limited Partners for the three months ended March 31, 2007 and 2006.

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

The Partnership participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement was comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement was with a group of financial institutions and included certain financial and non-financial covenants. The Master Terms Agreement totaled $75 million and expired in June 2007. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. The Partnership was removed as a party to the Master Terms Agreement on January 31, 2007.

As of March 31, 2007, the borrowings under the facility were as follows:

Total available under the financing facility	$75,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(12,000)

Total remaining available under the acquisition and warehouse facilities	$63,000

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in April 2002 and was fully terminated in January 2007.

Prior to the program’s termination in January 2007, the Partnership was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Partnership’s statement of operations. The Partnership made standby fee payments of $4 thousand during the first three months of 2006. There were no standby fee payments in 2007.

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

At March 31, 2007, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

During the three months ended March 31, 2007 and 2006, the Partnership’s primary source of cash from operations was rents from operating leases. In addition, the Partnership’s cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.4 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. The $1.0 million decrease in cash balances was primarily a result of the quarter over quarter difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, offset by a quarter over quarter increase in payments received on accounts receivable.

The difference in quarter over quarter operating results, adjusted for non-cash items, reduced cash flow by $1.1 million. Operating results during the first quarter of 2007 decreased, compared to the same period in 2006, primarily due to an $836 thousand decline in operating lease revenue combined with a net increase in vessel maintenance costs, professional fees and other expense, and interest expense totaling $269 thousand. Offsetting the aforementioned decrease in cash flow was an increase totaling $207 thousand related to the increase in payments received on the Partnership’s trade receivables.

Investing Activities

During the three months ended March 31, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Partnership’s investment in direct financing leases. Cash provided by investing activities totaled $1.8 million and $547 thousand for the first quarter of 2007 and 2006, respectively. The increase in cash flow was primarily a result of a $1.3 million quarter over quarter increase in sales proceeds, due primarily to increased sales of terminating lease assets during the first three months of 2007 when compared to the same period in 2006. The aforementioned increase was partially offset by a $93 thousand decrease in principal payments received on the Partnership’s investment in direct financing leases due primarily to run-off and dispositions of direct finance leases.

Financing Activities

During the three months ended March 31, 2007 and 2006, the Partnership’s sole financing activity was the repayment of debt. Cash used in financing activities totaled $23 thousand and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. Cash usage declined as the Partnership had repaid a majority of its outstanding debt by the end of 2006. At December 31, 2006, the Partnership’s outstanding debt totaled $115 thousand compared to an outstanding debt balance of $10.3 million at December 31, 2005.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Partnership that are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Partnership had net income of $278 thousand and $46 thousand for the three months ended March 31, 2007 and 2006, respectively. Compared to the three months ended March 31, 2006, results for the three months ended March 31, 2007 reflects a decrease of $626 thousand in operating expenses offset by decreases of $358 thousand and $36 thousand in both total revenues and other income, respectively.

Revenues

Total revenues were $3.7 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of a decrease in operating lease revenue partially offset by an increase in gains on sales of lease assets. Revenues from operating leases declined by $836 thousand during the three months ended March 31, 2007, when compared to the same period in 2006, due to continued run-off of the Partnership’s lease portfolio as well as increased sales of terminating leases. The decline in revenues from lease assets is expected to continue and is consistent with a Fund that is in the liquidation phase of its life cycle.

The Partnership recorded net gains on sales of lease assets totaling $316 thousand for the three months ended March 31, 2007 thousand compared to a $19 thousand loss for the three months ended March 31, 2006, an increase of $335 thousand. The majority of the gain in 2007 involved the sale of equipment under operating leases that terminated during the first quarter of 2007.

Expenses

Total expenses were $3.5 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense, partially offset by an increase in vessel maintenance expense, professional fees and other expense.

Depreciation expense totaled $1.4 million and $2.3 million for the first quarter of 2007 and 2006, respectively. The $920 thousand decrease in depreciation expense was primarily due to the run-off and dispositions of the Partnership’s lease portfolio, and is consistent with lower operating lease revenue. Similarly, interest expense decreased by $215 thousand during the first quarter of 2007 when compared to the same period in 2006 as the Partnership paid down approximately $6.8 million of debt since March 31, 2006.

The decreases in depreciation and interest expense were partially offset by the year over year increase in vessel maintenance expense totaling $236 thousand and increases in professional fees and other expenses totaling $248 thousand. The increase in vessel maintenance expense was primarily driven by the timing of repairs required on the Partnership’s existing marine vessels, while the increase in professional fees and other expenses reflects consulting costs associated with the restatement and audit of the Partnership’s prior year financial statements.

Other

The Partnership recorded other loss of $6 thousand for the three months ended March 31, 2007 compared to other income of $30 thousand for the same period in 2006. Other loss for 2007 was comprised of a foreign currency loss of $9 thousand offset by favorable fair value adjustments on interest rate swap contracts of $3 thousand. Other income for 2006 consisted of favorable fair value adjustments on interest rate swap contracts of $24 thousand and foreign currency gain of $6 thousand.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Partnership’s internal control over financial reporting.

The Partnership does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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