Form 10QSB
period 2007-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-09-27
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

JUNE 30, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$4,815
Accounts receivable, net of allowance for doubtful accounts of $514	658
Investments in equipment and leases, net of accumulated depreciation of $53,850	20,641
Other Assets	101

Total assets	$26,215

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$616
Other	394
Accrued interest payable	1
Non-recourse debt	70
Interest rate swap contracts	9
Unearned operating lease income	158

Total liabilities	1,248

Partners’ capital:
General Partner	—
Limited Partners	24,967

Total Partners’ capital	24,967

Total liabilities and Partners’ capital	$26,215

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$3,182	$3,567	$6,366	$7,587
Direct financing leases	25	53	56	111
Gain on sales of assets	94	449	410	430
Interest income	63	13	167	30
Other	259	66	362	86

Total revenue	3,623	4,148	7,361	8,244

Expenses:
Depreciation of operating lease assets	1,357	2,189	2,768	4,520
Marine vessel maintenance and other operating costs	610	622	1,166	942
Interest expense	5	103	14	327
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	172	86	233	178
Railcar and equipment maintenance	103	105	272	211
Professional fees	47	96	231	147
Insurance	60	59	121	117
Equipment storage	1	1	2	2
Franchise fees and state taxes	77	67	77	67
Amortization of initial direct costs	1	3	1	8
Provision for (reversal of) doubtful accounts	(1)	12	(23)	(5)
Other	221	236	495	395

Total expenses	2,653	3,579	6,107	7,659

Income from operations	970	569	1,254	585
Other income, net	14	21	8	51

Net income	$984	$590	$1,262	$636

Net income:
General Partner	$608	$—	$608	$—
Limited Partners	376	590	654	636

	$984	$590	$1,262	$636

Net income per Limited Partnership Unit	$0.03	$0.04	$0.04	$0.04
Weighted average number of Units outstanding	14,985,550	14,995,550	14,985,550	14,995,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE

SIX MONTH PERIOD ENDED

JUNE 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2005	14,995,550	$32,330	$—	$(90)	$32,240
Adjustment for portion of swap liability charged to interest expense	—	—	—	90	90
Rescissions and repurchases of capital contributions	(10,000)	(26)	—	—	(26)
Net loss	—	(496)	—	—	(496)

Balance December 31, 2006	14,985,550	31,808	—	—	31,808
Distributions to Limited Partners ($0.50 per Unit)	—	(7,495)	—	—	(7,495)
Distributions to General Partner	—	—	(608)	—	(608)
Net income	—	654	608	—	1,262

Balance June 30, 2007	14,985,550	$24,967	$—	$—	$24,967

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income	$984	$590	$1,262	$636
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(94)	(449)	(410)	(430)
Depreciation of operating lease assets	1,357	2,189	2,768	4,520
Amortization of initial direct costs	1	3	1	8
Portion of swap liability charged to interest expense	1	8	—	90
Unrealized decrease in interest rate swap liability charged to other income net	(6)	(17)	(9)	(41)
Provision for (reversal of) doubtful accounts	(1)	12	(23)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(7)	(35)	241	6
Other assets	70	61	129	135
Accounts payable:
General Partner	(32)	33	39	(344)
Other	(332)	(48)	(710)	51
Accrued interest payable	—	(10)	—	(23)
Unearned lease income	(218)	28	(199)	122

Net cash provided by operating activities	1,723	2,365	3,089	4,725

Investing activities:
Proceeds from sales of lease assets	632	1,442	2,335	1,854
Reduction of net investment in direct financing leases	95	190	172	360
Initial direct cost payments	—	—	—	(8)
Improvements to operating leases	—	(536)	—	(563)

Net cash provided by investing activities	727	1,096	2,507	1,643

Financing activities:
Repayments of:
Receivables funding program obligation	—	(2,725)	—	(3,580)
Acquisition facility	—	(1,000)	—	(3,500)
Non-recourse debt	(22)	(21)	(45)	(58)
Distributions:
General Partner	(608)	—	(608)	—
Limited Partners	(7,495)	—	(7,495)	—

Net cash used in financing activities	(8,125)	(3,746)	(8,148)	(7,138)

Net increase in cash and cash equivalents	(5,675)	(285)	(2,552)	(770)
Cash and cash equivalents at beginning of period	10,490	1,831	7,367	2,316

Cash and cash equivalents at end of period	$4,815	$1,546	$4,815	$1,546

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$77	$—	$77	$—

Cash paid during the period for interest	$5	$—	$14	$237

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

The Partnership conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (leasing activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150,000,000) Limited Partnership Units and the offering was terminated.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Other income, net:

Other income or loss, net consists of gains or losses on interest rate swap contracts and foreign currency transactions. For the three and six months ended June 30, 2007 the Partnership had other income of $14 thousand and $8 thousand, respectively. These amounts consisted of an $8 thousand foreign currency gain and $6 thousand of unrealized gains on interest rate swap contracts for the three months ended June 30, 2007; and a $1 thousand loss on foreign currency transactions and a $9 thousand gain on interest rate swap contracts for the six months ended June 30, 2007.

For the three and six months ended June 30, 2006 the Partnership had other income of $21 thousand and $51 thousand, respectively. These amounts were comprised of $17 thousand of unrealized gains on interest rate swap contracts and $4 thousand of foreign currency gain for the three months ended June 30, 2006; and $41 thousand of unrealized gains on interest rate swap contracts and $10 thousand of foreign currency gain for the six months ended June 30, 2006.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended June 30, 2007.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$24,169	$(1,967)	$(2,766)	$19,436
Net investment in direct financing leases	1,325	(133)	(172)	1,020
Assets held for sale or lease, net	11	175	(2)	184
Initial direct costs	2	—	(1)	1

Total	$25,507	$(1,925)	$(2,941)	$20,641

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

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $1.4 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $4.5 million for the six months ended June 30, 2007 and 2006, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Transportation	$69,499	$—	$(7,855)	$61,644
Marine vessels/barges	4,107	—	(368)	3,739
Construction	1,226	—	(981)	245
Mining equipment	4,223	—	—	4,223
Materials handling	1,146	—	—	1,146
Other	1,880	—	(449)	1,431

	82,081	—	(9,653)	72,428
Less accumulated depreciation	(57,912)	(2,766)	7,686	(52,992)

Total	$24,169	$(2,766)	$(1,967)	$19,436

Direct financing leases:

As of June 30, 2007, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2007 (in thousands):

Total minimum lease payments receivable	$518
Estimated residual values of leased equipment (unguaranteed)	615

Investment in direct financing leases	1,133
Less unearned income	(113)

Net investment in direct financing leases	$1,020

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At June 30, 2007, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2007	$2,722	$239	$2,961
Year ending December 31, 2008	4,046	228	4,274
2009	3,287	41	3,328
2010	1,237	10	1,247
2011	747	—	747
2012	537	—	537
Thereafter	140	—	140

	$12,716	$518	$13,234

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and six months ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Equipment and incentive management fees to General Partner	$172	$86	$233	$178
Cost reimbursements to General Partner	—	—	750	750

	$172	$86	$983	$928

The Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years to the extent of the cumulative limit.

5. Non-recourse debt:

At June 30, 2007, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2007, the carrying value of the pledged assets is $134 thousand. The note matures in 2008.

Future minimum payments of non recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$46	$2	$48
Year ending December 31, 2008	24	—	24

	$70	$2	$72

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

As of June 30, 2007, the Partnership receives or pays interest on a notional principal of approximately $1.1 million on the difference between nominal rates ranging from 5.79% to 7.58% and the variable rate under the Program of 5.76% at June 30, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. Effective January 1, 2005, the Partnership de-designated the original hedge relationships. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earnings in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the six months ended June 30, 2006, the entire amount of AOCL totaling $90 thousand was charged to earnings (included in interest expense).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

During the three and six month periods ended June 30, 2007, the Partnership did not incur standby fee payments. During the three and six month periods ended June 30, 2006, the Partnership made standby fee payments of $2 thousand and $6 thousand, respectively.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2007	Notional Balance June 30, 2007	Swap Value June 30, 2007	Payment Rate On Interest Swap Agreement
07/01/98	$25,000,000	$—	$486	$(1)	6.16%
04/16/99	9,000,000	—	—	—	*
01/26/00	11,700,000	—	540	(8)	7.58%
05/25/01	2,000,000	—	43	—	5.79%
09/28/01	6,000,000	—	—	—	*
01/31/02	4,400,000	—	—	—	*

	$58,100,000	$—	$1,069	$(9)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

8. Commitments:

At June 30, 2007, the Partnership had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10. Partners’ Capital:

As of June 30, 2007, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Operating Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$7,495	$—	$7,495	$—
Weighted average number of Units outstanding	14,985,550	14,995,550	14,985,550	14,995,550

Weighted average distributions per Unit	$0.50	$—	$0.50	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2007, the borrowings under the facility were as follows (in thousands):

Total available under the financing facility	$65,000
Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(13,500)

Total remaining available under the acquisition and warehouse facilities	$51,500

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing Partnership that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in April 2002 and fully terminated in January 2007.

Prior to the program’s termination in January 2007, the Partnership was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Company’s statement of operations. The Company made standby fee payments of $4 thousand during the first six months of 2006. There were no standby fee payments in 2007.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing in non-committed and consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997.

At June 30, 2007, the Partnership had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

During the three months ended June 30, 2007 and 2006, the primary source of cash from operations was rents from operating leases. In addition, the Partnership’s cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.7 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $642 thousand. The decrease was primarily a result of increased payments made against accounts payable and accrued liabilities, increased levels of unearned income and the quarter over quarter change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increase in payments made against the Partnership’s payables reduced cash flow by $349 thousand during the second quarter of 2007 when compared to the same period in 2006. The increase in payments was driven by the timing of inestimable third party invoices received, and either paid or accrued, during the comparative periods. Similarly, the increase in unearned rents received during the same comparative periods reduced cash flow by $246 thousand. Further reducing cash flow by $94 thousand was the change in quarter over quarter operating results, adjusted for non-cash items - operating results declined primarily due to a decrease in operating lease revenue offset by an increase in other revenue and a decline in interest expense.

Investing Activities

During the three months ended June 30, 2007 and 2006, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Cash provided by investing activities totaled $727 thousand and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. The decline in cash flow reflects an $810 thousand decline in proceeds from sales of lease assets and a $95 thousand decrease in payments received on the Partnership’s investment in direct financing leases caused by the declining balance of the direct finance lease portfolio. The aforementioned decreases in cash flow were offset by a $536 thousand increase resulting from a decline in capitalized costs of improving existing railcars.

Financing Activities

During the three months ended June 30, 2007 and 2006, cash was used to repay a majority of the Partnership’s debt. In addition, during the second quarter of 2007, the Partnership resumed paying distributions to the General Partner and Limited Partners. There were no such distributions during the second quarter of 2006. Cash used in financing activities totaled $8.1 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively. The $4.4 million quarter over quarter increase in cash used was comprised of an $8.1 million increase in distributions paid to the General Partner and Limited Partners offset by a $3.7 decline in cash used to repay debt as the majority of the Partnership’s borrowings had been repaid as of December 31, 2006.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

During the six months ended June 30, 2007 and 2006, the primary source of cash from operations was rents from operating leases. In addition, the Partnership’s cash flows were impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $3.1 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively. The $1.6 million decrease was primarily a result of (1) a decrease in year over year operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased payments made against accounts payable and (3) increased unearned lease income offset, in part, by increased payments received on accounts receivable.

The decrease in year over year operating results, adjusted for non-cash items, reduced cash flow by $1.2 million. Operating results decreased primarily due to a decline in operating lease revenue. The increases in payments made against the Partnership’s payables and unearned rents received further reduced cash flow by $378 thousand and $321 thousand, respectively. Offsetting these aforementioned decreases in cash was an increase of $235 thousand resulting from a year over year increase in payments received on accounts receivable.

Investing Activities

During the six months ended June 30, 2007 and 2006, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Cash provided by investing activities totaled $2.5 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. The year over year increase in cash flow reflects a $563 thousand decline in capitalized costs of improving existing railcars and a $481 thousand increase in proceeds from sales of lease assets offset, in part, by a $188 thousand decrease in payments received on the Partnership’s investment in direct financing leases. The increase in proceeds from sales of lease assets reflects a year over year increase in sales of terminating lease assets while the decrease in payments received on direct finance leases reflects the declining balance of the Partnership’s direct finance lease portfolio due mainly to run-off and dispositions.

Financing Activities

During the six months ended June 30, 2007 and 2006, cash was used to repay a majority of the Partnership’s debt. In addition, during the first six months of 2007, the Partnership resumed paying distributions to the General Partner and Limited Partners. There were no such distributions during the first half of 2006. Cash used in financing activities totaled $8.1 million and $7.1 million for the six months ended June 30, 2007 and 2006, respectively. The $1.0 million increase in cash used was comprised of an $8.1 million of distributions paid to the General Partner and Limited Partners during the first six months of 2007 offset by a $7.1 quarter over quarter decline in cash used to repay debt as the majority of the Partnership’s borrowings had been repaid by year-end 2006.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Partnership had net income of $984 thousand and $590 for the three months ended June 30, 2007 and 2006, respectively. The change in operating results reflects a decline of $926 thousand in total expense offset, in part, by decreases of $525 thousand in total revenues and $7 thousand in other income.

Revenues

Total revenues were $3.6 million and $4.1 million for the three months ended 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of decreases in operating lease revenue and gains recognized on sales of lease assets partially offset by an increase in other revenue. Revenues from operating leases declined by $385 thousand during the three months ended June 30, 2007, when compared to the same period in 2006, due to continued run-off and sales of terminating leases. The decline in revenues from lease assets is expected to continue and is consistent with a Fund that is in the liquidation phase of its life cycle. Total revenues further declined due to a $355 thousand unfavorable change in gains recognized on the sale of equipment. The Partnership recorded net gains on sales of lease assets totaling $94 thousand and $449 thousand for the three months ended June 30, 2007 and 2006, respectively. The aforementioned decreases in revenue were partially offset by a $193 thousand increase in other revenue resulting from the reimbursement of maintenance costs.

Expenses

Total expenses were $2.7 million and $3.6 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense.

Depreciation expense totaled $1.4 million and $2.2 million for the second quarter of 2007 and 2006, respectively. The $832 thousand decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue. Similarly, interest expense decreased by $98 thousand during the second quarter of 2007 when compared to the same period in 2006 as the Company paid down approximately $3.1 million of debt since June 30, 2006. As of June 30, 2007, the Partnership had no more than $70 thousand of outstanding debt.

Other

The Partnership recorded other income of $14 thousand and $21 thousand for the three months ended June 30, 2007 and 2006, respectively. Other income for the second quarter of 2007 consisted of $8 thousand of foreign currency gain and $6 thousand of unrealized gains on interest rate swap contracts, while other income for the second quarter of 2006 was comprised of $17 thousand of unrealized gains on interest rate swap contracts and $4 thousand of foreign currency gain.

The six months ended June 30, 2007 versus the six months ended June 2006

The Partnership had net income of $1.3 million and $636 thousand for the six months ended June 30, 2007 and 2006, respectively. The change in operating results reflects a decline of $1.6 million in operating expenses offset, in part, by decreases of $883 thousand and $43 thousand in total revenues and other income, respectively.

Revenues

Total revenues were $7.4 million and $8.2 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was primarily due to a $1.2 million decline in operating lease revenue offset, in part, by a $276 thousand increase in other revenue. Revenues from operating leases declined due to continued run-off of the Partnership’s lease portfolio as well as increased sales of terminating leases. Other revenue increased due to the reimbursement of maintenance costs.

Expenses

Total expenses were $6.1 million and $7.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense, partially offset by an increase in vessel maintenance expense, professional fees and other expense.

Depreciation expense totaled $2.8 million and $4.5 million for the second quarter of 2007 and 2006, respectively. The $1.7 million decrease in depreciation expense was primarily due to the run-off and dispositions of the Partnership’s lease portfolio, and is consistent with lower operating lease revenue. Similarly, interest expense decreased by $313 thousand during the first quarter of 2007 when compared to the same period in 2006 as the Partnership paid down approximately $3.1 million of debt since June 30, 2006.

The decreases in depreciation and interest expense were partially offset by the year over year increase in vessel maintenance expense totaling $224 thousand and increases in professional fees and other expenses totaling $184 thousand. The increase in vessel maintenance expense was primarily driven by the timing of repairs required on the Partnership’s existing marine vessels, while the increase in professional fees and other expenses reflects consulting costs associated with the restatement and audit of the Partnership’s prior year financial statements.

Other

The Partnership recorded other income of $8 thousand and $51 thousand for the six months ended June 30, 2007 and 2006, respectively. Other income for the first half of 2007 consisted of $1 thousand of foreign currency loss and $9 thousand of unrealized gains on interest rate swap contracts, while other income for the first half of 2006 was comprised of $41 thousand of unrealized gains on interest rate swap contracts and $10 thousand of foreign currency gain.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The General Partner has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the General Partner has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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