Form 10QSB
period 2007-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2007-11-08
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

The number of Limited Partnership Units outstanding as of October 31, 2007 was 14,985,550

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

SEPTEMBER 30, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$2,279
Accounts receivable, net of allowance for doubtful accounts of $516	778
Investments in equipment and leases, net of accumulated depreciation of $54,414	19,093
Other assets	36

Total assets	$22,186

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$560
Other	521
Accrued interest payable	1
Non-recourse debt	47
Interest rate swap contracts	9
Unearned operating lease income	365

Total liabilities	1,503

Partners’ capital:
General Partner	—
Limited Partners	20,683

Total Partners’ capital	20,683

Total liabilities and Partners’ capital	$22,186

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$3,198	$3,519	$9,564	$11,106
Direct financing leases	23	40	79	151
(Loss) gain on sales of assets	(61)	68	349	498
Interest income	46	23	213	53
Other	5	16	367	102

Total revenue	3,211	3,666	10,572	11,910
Expenses:
Depreciation of operating lease assets	1,251	1,870	4,019	6,390
Marine vessel maintenance and other operating costs	620	644	1,786	1,586
Interest expense	4	25	18	352
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	182	78	415	256
Railcar and equipment maintenance	230	91	502	302
Professional fees	52	155	283	302
Outside services	93	146	263	271
Other management fees	99	208	367	389
Insurance	56	46	177	163
Equipment storage	—	3	2	5
Franchise fees and state taxes	18	1	95	68
Amortization of initial direct costs	—	2	1	10
Provision for (reversal of) doubtful accounts	2	(1)	(21)	(6)
Other	42	50	99	139

Total expenses	2,649	3,318	8,756	10,977

Income from operations	562	348	1,816	933
Other income, net	14	26	22	77

Net income	$576	$374	$1,838	$1,010

Net income
General Partner	$364	$—	$972	$—
Limited Partners	212	374	866	1,010

	$576	$374	$1,838	$1,010

Net income per Limited Partnership Unit	$0.01	$0.02	$0.06	$0.07
Weighted average number of Units outstanding	14,985,550	14,991,854	14,985,550	14,994,305

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE

NINE MONTH PERIOD ENDED

SEPTEMBER 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2005	14,995,550	$32,330	$—	$(90)	$32,240
Adjustment for portion of swap liability charged to interest expense	—	—	—	90	90
Rescissions of capital contributions	(10,000)	(26)	—	—	(26)
Net loss	—	(496)	—	—	(496)

Balance December 31, 2006	14,985,550	31,808	—	—	31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	—	(11,991)
Distributions to General Partner	—	—	(972)	—	(972)
Net income	—	866	972	—	1,838

Balance September 30, 2007	14,985,550	$20,683	$—	$—	$20,683

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net income	$576	$374	$1,838	$1,010
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	61	(68)	(349)	(498)
Depreciation of operating lease assets	1,251	1,870	4,019	6,390
Amortization of initial direct costs	—	2	1	10
Portion of swap liability charged to interest expense	—	—	—	90
Change in fair value of interest rate swap contracts	—	1	(9)	(40)
Provision for (reversal of) doubtful accounts	2	(1)	(21)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(122)	245	119	252
Other assets	65	(17)	194	118
Accounts payable:
General Partner	(56)	384	(17)	40
Other	127	219	(583)	270
Accrued interest payable	—	(16)	—	(40)
Unearned lease income	207	113	8	234

Net cash provided by operating activities	2,111	3,106	5,200	7,830
Investing activities:
Proceeds from sales of lease assets	140	2,710	2,475	4,564
Reduction of net investment in direct financing leases	96	125	268	485
Initial direct cost payments	—	—	—	(8)
Improvements to operating lease equipment - railcars	—	(15)	—	(577)

Net cash provided by investing activities	236	2,820	2,743	4,464
Financing activities:
Repayments of:
Receivables funding program obligation	—	—	—	(3,580)
Acquisition facility	—	(3,000)	—	(6,500)
Non-recourse debt	(23)	(22)	(68)	(80)
Distributions:
General Partner	(364)	—	(972)	—
Limited Partners	(4,496)	—	(11,991)	—
Rescissions and repurchases of capital contributions	—	(26)	—	(26)

Net cash used in financing activities	(4,883)	(3,048)	(13,031)	(10,186)
Net (decrease) increase in cash and cash equivalents	(2,536)	2,878	(5,088)	2,108
Cash and cash equivalents at beginning of period	4,815	1,546	7,367	2,316

Cash and cash equivalents at end of period	$2,279	$4,424	$2,279	$4,424

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$18	$15	$95	$83

Cash paid during the period for interest	$4	$41	$18	$392

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

The Partnership’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Limited Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (footnote 4). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership is in its liquidation phase as defined in the Limited Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-QSB and item 310 (b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

The primary geographic regions in which the Partnership sought leasing opportunities was North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

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

The Partnership recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Derivative instruments are designated as fair value, cash flow, or foreign currency hedges, and reported with changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Partnership recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Loss (“AOCL”) and the ineffective portion (if any) directly in earnings. Amounts in AOCL are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCL are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See footnote 7, Receivables funding program, for further information regarding interest rate swaps.

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

Other income, net:

Other income, net consists of gains and losses on interest rate swap contracts and gains and losses on foreign exchange transactions, and is detailed below for the three and nine month periods ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Foreign currency gain	$14	$26	$13	$36
Change in fair value of interest rate swap contracts	—	—	9	41

	$14	$26	22	$77

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position and results of operations for the quarter ended September 30, 2007.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$24,169	$(2,184)	$(4,013)	$17,972
Net investment in direct financing leases	1,325	(133)	(268)	924
Assets held for sale or lease, net	11	191	(6)	196
Initial direct costs	2	—	(1)	1

Total	$25,507	$(2,126)	$(4,288)	$19,093

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

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $1.3 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively, and $4.0 million and $6.4 million for the nine months ended September 30, 2007 and 2006, respectively. There were no impairment losses recorded for the same comparative periods.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Transportation	$69,499	$—	$(22,603)	$46,896
Marine vessels/barges	4,107	—	13,993	18,100
Construction	1,226	—	(180)	1,046
Mining equipment	4,223	—	—	4,223
Materials handling	1,146	—	(733)	413
Other	1,880	—	(1,409)	471

	82,081	—	(10,932)	71,149
Less accumulated depreciation	(57,912)	(4,013)	8,748	(53,177)

Total	$24,169	$(4,013)	$(2,184)	$17,972

Direct financing leases:

As of September 30, 2007, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2007 (in thousands):

Total minimum lease payments receivable	$399
Estimated residual values of leased equipment (unguaranteed)	615

Investment in direct financing leases	1,014
Less unearned income	(90)

Net investment in direct financing leases	$924

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At September 30, 2007, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$1,196	$120	$1,316
Year ending December 31, 2008	4,030	228	4,258
2009	3,250	41	3,291
2010	1,237	10	1,247
2011	746	—	746
2012	537	—	537
Thereafter	140	—	140

	$11,136	$399	$11,535

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful life
Mining equipment	30-40
Marine vessels	20-30
Materials handling	7-10
Transportation	7-10
Office furniture	7-10
Construction	7-10

4. Related party transactions:

The terms of the Limited Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. The Partnership is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and nine months ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Equipment and incentive management fees to General Partner	$182	$78	$415	$256
Cost reimbursements to General Partner	—	—	750	750

	$182	$78	$1,165	$1,006

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit.

5. Non-recourse debt:

At September 30, 2007, non-recourse debt of $47 thousand consists of one note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2007, the carrying value of the pledged assets is $175 thousand. The note matures in 2008.

Future minimum payments of non recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$23	$1	$24
Year ending December 31, 2008	24	—	24

	$47	$1	$48

6. Borrowing facility:

The Partnership participated with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement, which originally totaled $75 million and expired on June 28, 2007, was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The Partnership was removed as a party to the Master Terms Agreement on January 31, 2007.

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

As of September 30, 2007, the Partnership receives or pays interest on interest rate agreements with a notional principal totaling approximately $840 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 5.39% to 5.49% at September 30, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change and is currently recognized as an adjustment to interest expense. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

generally were reflected in the statement of operations in other income, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earnings in a manner consistent with the earnings pattern of the previously hedged expected interest payments. The entire amount of AOCL totaling $90 thousand was charged to earnings (included in interest expense) during the first half of 2006.

Prior to the program’s termination in January 2007, the Partnership was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Partnership’s statement of operations. The Partnership made standby fee payments of $6 thousand during 2006. Payment of such fees ceased after the second quarter of 2006.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2007	Notional Balance September 30, 2007	Swap Value September 30, 2007	Payment Rate On Interest Swap Agreement
07/01/98	$25,000	$—	$367	$(2)	6.16%
04/16/99	9,000	—	—	—	*
01/26/00	11,700	—	448	(7)	7.58%
05/25/01	2,000	—	25	—	5.79%
09/28/01	6,000	—	—	—	*
01/31/02	4,400	—	—	—	*

	$58,100	$—	$840	$(9)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

8. Commitments:

At September 30, 2007, the Partnership had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10. Partners’ Capital:

As of September 30, 2007, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$4,496	$—	$11,991	$—
Weighted average number of Units outstanding	14,985,550	14,991,854	14,985,550	14,994,305

Weighted average distributions per Unit	$0.30	$—	$0.80	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

ATEL Capital Equipment Fund VII, L.P. (the “Partnership”) is a California partnership that was formed in May 1996 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. The offering was terminated in November 1998. During early 1999, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners to acquire additional equipment.

The Partnership may continue until December 31, 2017. However, pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2004.

As of September 30, 2007, the Partnership remained in its liquidation phase and as expected, assets that mature are returned to inventory and most are subsequently sold, resulting in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

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

The Partnership participated with AFS and certain of its affiliates, as defined in the Partnership Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Partnership and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement, which originally totaled $75 million and expired on June 28, 2007, was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The availability of borrowings to the Partnership under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. The Partnership was removed as a party to the Master Terms Agreement on January 31, 2007.

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

In 1998, the Partnership established a $65 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the receivables funding program, the lenders received liens against the Partnership’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Partnership to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in April 2002 and was fully terminated in January 2007.

As of September 30, 2007, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $840 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 5.39% to 5.49% at September 30, 2007. At September 30, 2007, the fair value of the interest rate swaps totaled $9 thousand and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Prior to the program’s termination in January 2007, the Partnership was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Partnership’s statement of operations. The Partnership made standby fee payments of $6 thousand during 2006. Payment of such fees ceased after the second quarter of 2006.

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

At September 30, 2007, the Partnership had no commitments to purchase leased assets. Pursuant to the Partnership agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

During the three months ended September 30, 2007 and 2006, the primary source of cash from operations was rents from operating leases. In addition, the Partnership’s cash flows were impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $2.1 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively. The decrease was primarily a result of increased payments made against accounts payable and accrued liabilities, and increased levels of accounts receivables.

The increase in payments made against the Partnership’s payables reduced cash flow by $532 thousand during the third quarter of 2007 when compared to the same period in 2006 and was primarily caused by the timing of inestimable third party maintenance-related invoices during the comparative periods. Similarly, cash flow was reduced by $367 thousand as a result of the quarter over quarter increase in accounts receivable.

Investing Activities

During the three months ended September 30, 2007 and 2006, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Proceeds from sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace. Net cash provided by investing activities totaled $236 thousand and $2.8 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in cash flow reflects a $2.6 million decline in proceeds from sales of lease assets as a result of a quarter over quarter decrease in terminating lease assets

Financing Activities

During the three months ended September 30, 2007, cash was largely used to pay distributions to the General Partner and Limited Partners. During the three months ended September 30, 2006, cash was used to repay a majority of the Partnership’s debt. Net cash used in financing activities totaled $4.9 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively. The $1.9 million quarter over quarter increase in cash used was comprised of a $4.9 million increase in distributions paid to the General Partner and Limited Partners offset by a $3.0 million decline in cash used to repay debt as the majority of the Partnership’s borrowings had been repaid as of December 31, 2006.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

During the nine months ended September 30, 2007 and 2006, the primary source of cash from operations was rents from operating leases. In addition, the Partnership’s cash flows were impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $5.2 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively. The $2.6 million decrease was primarily a result of (1) a decrease in period over period operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased payments made against accounts payable and (3) decreased unearned lease income.

The decrease in period over period operating results, adjusted for non-cash items, reduced cash flow by $1.5 million. Operating results decreased primarily due to a decline in operating lease revenue. The increases in payments made against the Partnership’s payables and unearned rents received further reduced cash flow by $910 thousand and $226 thousand, respectively.

Investing Activities

During the nine months ended September 30, 2007 and 2006, the main sources of cash from investing activities consisted of proceeds from sales of lease assets and payments received on the Partnership’s portfolio of direct financing leases. Net cash provided by investing activities totaled $2.7 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively. The period over period decrease in cash flow reflects a $2.1 million decrease in proceeds from sales of lease assets and a $217 thousand decrease in payments received on the Partnership’s investment in direct financing leases offset, in part, by a $577 thousand decline in capitalized costs of improving existing railcars. The decrease in proceeds from sales of lease assets reflects a period over period decrease in sales of terminating lease assets while the decrease in payments received on direct finance leases reflects the declining balance of the Partnership’s direct finance lease portfolio due mainly to run-off and dispositions.

Financing Activities

During the nine months ended September 30, 2007 and 2006, cash was used to pay distributions to the General Partner and Limited Partners and repay a majority of the Partnership’s debt. Net cash used in financing activities totaled $13.0 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively. The $2.8 million increase in cash used was comprised of $13.0 million of distributions paid to the General Partner and Limited Partners during the first nine months of 2007 partially offset by a $10.1 million quarter over quarter decline in cash used to repay debt as the majority of the Partnership’s borrowings had been repaid by year-end 2006.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Partnership had net income of $576 thousand and $374 thousand for the three months ended September 30, 2007 and 2006, respectively. The change in operating results reflects a decline of $669 thousand in total expense offset, in part, by decreases of $455 thousand in total revenues and $12 thousand in other income.

Revenues

Total revenues were $3.2 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of the continued decrease in operating lease revenue combined with net losses recognized on sales of lease assets. Revenues from operating leases declined by $321 thousand during the three months ended September 30, 2007, when compared to the same period in 2006, due to continued run-off and sales of terminating leases. The decline in revenues from lease assets is expected to continue and is consistent with a Fund that is in the liquidation phase of its life cycle.

Total revenues further declined due to a $129 thousand unfavorable change in gains or losses recognized on the sale of lease assets. Gains or losses on sale of lease assets represent the excess between the market value and the recorded value of equipment under leases that terminate and are subsequently sold. Accordingly, lower market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006 resulted in net losses totaling $61 thousand and net gains of $68 thousand for the three months ended September 30, 2007 and 2006, respectively.

Expenses

Total expenses were $2.6 million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation expense, professional fees and other expense offset, in part, by an increase in incentive fees paid to the General Partner.

Depreciation expense totaled $1.3 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively. The $619 thousand decrease in depreciation expense was primarily due to the run-off of the Partnership’s lease portfolio, and is consistent with lower operating lease revenue.

Total expense was also favorably impacted by a $109 thousand decrease in other management fees as a result of the decline in lease assets. Similarly, professional fees and outside services respectively decreased by $103 thousand and $53 thousand during the same comparative periods largely due to the decline in costs associated with the audit and restatement of the Partnership’s prior year financial statements which was largely completed during the second quarter of 2007.

The aforementioned decreases in expenses were partially offset by an increase in incentive management fees paid to the General Partner totaling $104 thousand as a result of the resumption of periodic distributions in 2007.

Other

The Partnership recorded other income of $14 thousand and $26 thousand for the three months ended September 30, 2007 and 2006, respectively. Other income for both quarters was comprised solely of foreign currency gains.

The nine months ended September 30, 2007 versus the nine months ended September 2006

The Partnership had net income of $1.8 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The change in operating results reflects a decline of $2.2 million in operating expenses offset, in part, by decreases of $1.3 million and $55 thousand in total revenues and other income, respectively.

Revenues

Total revenues were $10.6 million and $11.9 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to a $1.5 million decline in operating lease revenue offset, in part, by a $265 thousand increase in other revenue. Revenues from operating leases declined due to continued run-off of the Partnership’s lease portfolio as well as increased sales of terminating leases. Other revenue increased due to the reimbursement of maintenance costs.

Expenses

Total expenses were $8.8 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense, partially offset by an increase in vessel maintenance expense and incentive management fees paid to the General Partner.

Depreciation expense totaled $4.0 million and $6.4 million for the nine months ended September 30, 2007 and 2006, respectively. The $2.4 million decrease in depreciation expense was primarily due to the run-off and dispositions of the Partnership’s lease portfolio, and is consistent with lower operating lease revenue. Similarly, interest expense decreased by $334 thousand during the same comparative periods as the Partnership had paid off substantially all of its debt by the end of 2006.

The decreases in depreciation and interest expense were partially offset by increases in vessel maintenance expense and incentive management fees paid to the General Partner totaling $200 thousand and $159 thousand, respectively. The increase in vessel maintenance expense was primarily driven by the timing of repairs required on the Partnership’s existing marine vessels, while the increase in incentive management fees paid to the General Partner was a result of the resumption of periodic distributions in 2007.

Other

The Partnership recorded other income of $22 thousand and $77 thousand for the nine months ended September 30, 2007 and 2006, respectively. Other income for the first nine months of 2007 was comprised of $13 thousand of foreign currency gain and $9 thousand of unrealized gains on interest rate swap contracts, while other income for the first nine months of 2006 was comprised of $41 thousand of unrealized gains on interest rate swap contracts and $36 thousand of foreign currency gain.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is dependent on the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles. The General Partner’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The General Partner believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Partnership is current with its regulatory filings since the timely filing of its Form 10-QSB for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Documents filed as a part of this report

1.	Financial Statement Schedules

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

Date: November 7, 2007

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

(Registrant)

By:	ATEL Financial Services LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of General Partner

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant