Form 10KSB
period 2007-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2008-03-26
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.  ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell partnership (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the issuer’s revenues for the most recent fiscal year: $14.3 million

The number of Limited Partnership Units outstanding as of February 29, 2008 was 14,985,550

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business disclosure Format (check one):  Yes  ☐    No  ☑

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”) at a price of $10 per Unit. On January 7, 1997, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). As of November 27, 1998, the Partnership had received subscriptions for 15,000,000 ($150 million) Limited Partnership Units and the offering was terminated. As of December 31, 2007, 14,985,550 Units were issued and outstanding.

The Partnership’s principal objectives have been invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2004; and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

The Partnership has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Partnership may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Partnership has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. As of December 31, 2007, all such equipment acquisition debt had been repaid.

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

The Partnership has purchased equipment for which a lease exists or for which a lease will be entered into concurrently at the time of the purchase.

From inception through December 31, 2007, the Partnership had purchased equipment with a total acquisition price of $304.9 million.

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

During 2007 and 2006 certain lessees generated significant portions of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Hornbeck Offshore Operations LLC., (Formerly Sea Mar)	Marine Vessel	51%	39%
Tal International Container	Containers	*	10%

*	Less than 10%

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

Equipment Leasing Activities

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The Partnership has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2007 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$135,843	44.55%
Manufacturing	45,710	14.99%
Mining	30,756	10.09%
Marine vessels	24,497	8.03%
Material handling	16,319	5.35%
Office automation	11,450	3.76%
Medical	9,134	3.00%
Aircraft	6,311	2.07%
Other	24,893	8.16%

	$304,913	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.20%
Transportation, other	45,241	14.84%
Municipalities	45,050	14.77%
Manufacturing, other	41,296	13.54%
Electronics	26,062	8.55%
Mining	17,671	5.80%
Business services	15,093	4.95%
Primary metals	13,251	4.35%
Other	27,470	9.00%

	$304,913	100.00%

Through December 31, 2007, the Partnership has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense *
Transportation	$57,269	$16,803	$33,194
Mining	47,499	12,064	43,611
Material handling	28,393	7,616	30,052
Marine vessels	22,855	3,969	23,484
Office automation	16,927	1,847	16,238
Medical	12,869	8,417	13,086
Aircraft	10,982	3,757	9,618
Manufacturing	9,568	3,505	7,633
Other	9,789	957	26,846

	$216,151	$58,935	$203,762

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Partnership is a finite life equipment leasing fund, which had acquired leasing transactions during the period ended six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Partnership sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Partnership’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2007, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Partnership geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2007, a total of 5,208 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2007. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of January 1, 2008. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2007, the value of the Partnership’s assets, calculated on this basis, was approximately $2.01 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

Distributions from 2007 operations totaling $7.5 million, $4.5 million and $1.9 million were respectively paid in April and August 2007, and January 2008. No distributions were made from 2006 operations.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. The offering was terminated in November 1998. During early 1999, the Partnership completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Partnership reinvested cash flow in excess of certain amounts required to be distributed to the Limited Partners and/or utilized its credit facilities to acquire additional equipment.

The Partnership may continue until December 31, 2017. However, pursuant to the guidelines of the Limited Partnership Agreement, the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2004.

As of December 31, 2007, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership is its cash flow from a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Partnership’s success in re-leasing or selling the equipment as it comes off lease.

Throughout the Reinvestment Period, which ended December 31, 2004, the Partnership reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for certain cash distributions to the Limited Partners.

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

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Partnership’s debt obligations, see Notes 7 through 9 to the financial statements, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

As of December 31, 2007, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $613 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.64% to 4.74% at December 31, 2007. At December 31, 2007, the fair value of the interest rate swaps totaled $7 thousand and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing is non-committed and consists of a note payable to a financial institution. The note is due in monthly payments. Interest on the note is at a fixed rate of 7.0%. The note is secured by assignments of lease payments and pledges of assets. The amount of pledged assets is $155 thousand.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. Distributions from 2007 operations totaling $7.5 million, $4.5 million and $1.9 million were respectively paid in April and August 2007, and January 2008. No distributions were made from 2006 operations.

At December 31, 2007, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

2007 versus 2006

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $3.4 million, or 35%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow was primarily attributable to a (1) year over year decline operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) increased level of accounts receivable and (3) increased payments made against accounts payable and accrued liabilities; offset, in part, by an increase in unearned rents and a decline in other assets.

The year over year net decline in operating results as adjusted for non-cash items, reduced cash flow by $1.5 million, and was mainly attributable to the decline in operating lease revenue. The increased level of accounts receivable during 2007 versus 2006 further reduced cash flow by $958 thousand and was primarily due to a $1.1 million revenue accrual related to short-term rentals of certain vessels, for which payment was received in early 2008. Similarly, the year over year increase in payments made against accounts payable and accrued liabilities decreased cash flow by $1.1 million, and was mainly a result of 2006 accruals related to maintenance and management fees that were paid in 2007.

The aforementioned decreases in cash flow were partially offset by increases of $192 thousand resulting from a reduction in insurance invoices prepaid by the Partnership in 2007, and $122 thousand resulting from a year over year rise in unearned rents received.

Investing Activities

Net cash provided by investing activities decreased by $2.2 million, or 41%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow reflects a $3.3 million reduction in proceeds from sales of lease assets and a $326 thousand decrease in payments received on the Partnership’s investment in direct financing leases offset, in part, by a $1.4 million decline in capitalized costs of improving existing railcars.

The reduction in proceeds from sales of lease assets was mainly due to the year over year decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were released rather than sold; while the decrease in payments received on direct finance leases was attributable to the declining balance of the Partnership’s direct finance lease portfolio as a result of run-off and dispositions.

Capitalized costs of improving railcars declined mainly due to the timing of refurbishments needed on certain of the Partnership’s existing fleet of railcars.

Financing Activities

Net cash used in financing activities increased by $2.8 million, or 28%, for the year ended December 31, 2007 as compared to 2006. The net increase in cash used was comprised of $13.0 million of distributions paid to the General Partner and Limited Partners during 2007, versus none in 2006, partially offset by a $10.1 million year over year decline in cash used to repay debt as the majority of the Partnership’s borrowings had been repaid during 2006.

Results of Operations

As of January 7, 1997, subscriptions for the minimum amount of the offering ($1.2 million) had been received by the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities).

As of December 31, 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation	66%
Marine Vessels	25%

During 2007, one customer accounted for 51% of the Partnership’s revenue from leases. In 2006, two customers comprised 49% of the Partnership’s revenue from leases.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursement to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in the future years totaled approximately $577 thousand.

2007 versus 2006

The Partnership had net income of $2.9 million for the year ended December 31, 2007 compared to a net loss of $496 thousand for the year ended December 31, 2006. The results for 2007 reflect a decrease in total operating expense offset, in part, by a smaller decrease in total revenues when compared to prior year.

Revenues

Total revenues for 2007 decreased by $99 thousand, or 1%, as compared to 2006. The net decrease in total revenues was primarily a result of a reduction in operating lease revenue that was mostly offset by increases in gain on sales of assets, other revenue and interest income.

During 2007, operating lease revenue decreased by $1.6 million, or 11%, as compared to 2006. The decrease was mainly due to continued run-off of the Partnership’s lease portfolio and increased sales of terminating lease assets.

Partly offsetting the decline in lease revenue were increases in net gain on sales of assets, other revenue and interest income totaling $1.2 million, $249 thousand and $114 thousand, respectively. Net gain on sales of assets increased primarily due to a stronger market demand during 2007, as compared to 2006, which resulted in higher sales proceeds and net gains recognized on assets sold during 2007 as compared to assets sold during 2006. Other revenue increased as a result of a year over year rise in maintenance costs associated with returned equipment that were billed back to certain lessees; while interest income grew due to an increase in average cash balances held in interest earning accounts.

Expenses

Total expenses for 2007 declined by $3.5 million or 24%, as compared to 2006. The net decrease in expenses was primarily a result of decreases in depreciation, impairment loss provision and interest expense offset, in part, by increases in vessel maintenance expense and incentive management fees paid to the General Partner.

During 2007, depreciation expense decreased by $2.7 million when compared to prior year. The decrease in depreciation expense was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets, and is consistent with the decline in operating lease revenue. Likewise, the Partnership’s reserve for impairment losses declined by $870 thousand during 2007, as compared to 2006, primarily due to charge-offs associated with certain impaired barges and containers that were sold in 2007. Lastly, interest expense declined by $338 thousand during 2007 versus 2006 due to the decline in the Partnership’s debt, a majority of which was paid-off by the end of 2006.

The aforementioned decreases in expenses were partially offset by increases in railcar maintenance expense and incentive management fees paid to the General Partner totaling $197 thousand and $194 thousand, respectively. Maintenance expense increased mostly due to the timing of required repairs in 2007 versus 2006, the aging of the Fund’s lease asset portfolio, and the impact of inflation on maintenance costs, while the increase in incentive management fees paid to the General Partner was a result of the resumption of periodic distributions in 2007.

Other

The Partnership recorded other income of $25 thousand and $76 thousand for the years ended December 31, 2007 and 2006, respectively. Other income for 2007 was comprised of $14 thousand of foreign currency gain and $11 thousand of unrealized gains on interest rate swap contracts, while other income for 2006 was comprised of $48 thousand of unrealized gains on interest rate swap contracts and $28 thousand of foreign currency gain.

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

The Partnership records interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See Note 9 to the financial statements, Receivables funding program, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases; the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 29.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2008

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEET

DECEMBER 31, 2007

(In Thousands)

ASSETS
Cash and cash equivalents	$3,909
Accounts receivable, net of allowance for doubtful accounts of $516	1,775
Investments in equipment and leases, net of accumulated depreciation and reserve for impairment of $54,224	17,570
Other assets	34

Total assets	$23,288

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$546
Other	754
Accrued interest payable	1
Non-recourse debt	24
Interest rate swap contracts	7
Unearned operating lease income	210

Total liabilities	1,542

Commitments and contingencies	—
Partners’ capital:
General Partner	—
Limited Partners	21,746

Total Partners’ capital	21,746

Total liabilities and Partners’ capital	$23,288

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$13,050	$14,657
Direct financing leases	100	179
Gain (loss) on sales of assets	535	(689)
Interest income	238	124
Other	368	119

Total revenue	14,291	14,390
Expenses:
Depreciation of operating lease assets	5,203	7,940
Marine vessel maintenance and other operating costs	2,475	2,377
Interest expense	22	360
Cost reimbursements to General Partner	750	750
Provision for impairment loss	84	954
Equipment and incentive management fees to General Partner	522	328
Railcar and equipment maintenance	590	393
Professional fees	358	387
Insurance	206	210
Outside services	321	383
Other management fees	560	521
Equipment storage	2	8
State income and franchise taxes	96	104
Amortization of initial direct costs	1	12
Provision for (reversal of provision for) doubtful accounts	(21)	23
Other	246	212

Total expenses	11,415	14,962

Income (loss) from operations	2,876	(572)
Other income, net	25	76

Net income (loss)	$2,901	$(496)

Net income (loss):
General Partner	$972	$—
Limited Partners	1,929	(496)

	$2,901	$(496)

Net income (loss) per Limited Partnership Unit	$0.13	$(0.03)
Weighted average number of Units outstanding	14,985,550	14,992,098

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

TWO YEARS ENDED DECEMBER 31, 2007

(In Thousands Except for Units and Per Unit Data)

			General Partner	Accumulated Other Comprehensive Loss	Total
	Limited Partners
	Units	Amount
Balance December 31, 2005	14,995,550	$32,330	$—	$(90)	$32,240
Adjustment for portion of swap liability charged to interest expense	—	—	—	90	90
Rescissions of capital contributions	(10,000)	(26)	—	—	(26)
Net loss	—	(496)	—	—	(496)

Balance December 31, 2006	14,985,550	31,808	—	—	31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	—	(11,991)
Distributions to General Partner	—	—	(972)	—	(972)
Net income	—	1,929	972	—	2,901

Balance December 31, 2007	14,985,550	$21,746	$—	$—	$21,746

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net income (loss)	$2,901	$(496)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of assets	(535)	689
Depreciation of operating lease assets	5,203	7,940
Amortization of initial direct costs	1	12
Portion of swap liability charged to interest expense	—	90
Change in fair value of interest rate swap contracts	(11)	(48)
Provision for (reversal of provision for) doubtful accounts	(21)	23
Provision for impairment loss	84	954
Changes in operating assets and liabilities:
Accounts receivable	(878)	80
Other assets	196	4
Accounts payable:
General Partner	(31)	(48)
Other	(350)	721
Accrued interest payable	—	(39)
Unearned lease income	(147)	(25)

Net cash provided by operating activities	6,412	9,857
Investing activities:
Proceeds from sales of lease assets	2,818	6,159
Reduction of net investment in direct financing leases	366	692
Initial direct cost payments	—	(8)
Improvements to operating leases	—	(1,441)

Net cash provided by investing activities	3,184	5,402
Financing activities:
Repayments of:
Receivables funding program obligation	—	(3,580)
Acquisition facility	—	(6,500)
Non-recourse debt	(91)	(102)
Distributions:
General Partner	(972)	—
Limited Partners	(11,991)	—
Rescissions and repurchases of capital contributions	—	(26)

Net cash used in financing activities	(13,054)	(10,208)
Net (decrease) increase in cash and cash equivalents	(3,458)	5,051
Cash and cash equivalents at beginning of year	7,367	2,316

Cash and cash equivalents at end of year	$3,909	$7,367

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$96	$96

Cash paid during the year for interest	$22	$399

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Partnership matters:

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, inclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Partnership’s invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2004 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 6). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2007 and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

The Partnership’s chief operating decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Partnership seeks leasing opportunities are North America and Europe. The table below summarizes the sources, by nation, of the Partnership’s operating revenues for the year ended December 31, 2007 and 2006:

	2007	2006
United States	98%	99%
United Kingdom	2%	1%

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2007 and 2006, the related provision for state income taxes and franchise fees was approximately $96 thousand and $104 thousand, respectively.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 (in thousands):

Financial statement basis of net assets	$21,746
Tax basis of net assets (unaudited)	(13,473)

Difference	$35,219

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

The following reconciles the net income (loss) reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31 (in thousands):

	2007	2006
Net income (loss) per financial statements	$2,901	$(496)
Tax adjustments (unaudited):
Adjustment to depreciation expense	4,405	6,404
Provision for doubtful accounts	(21)	(156)
Provision for losses	84	954
Adjustments to lease revenues	(2,501)	7,647

Net income per federal tax return (unaudited)	$4,868	$14,353

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Limited Partnership units outstanding during the period.

Other income, net:

Other income (loss) consists of gains and losses on interest rate swap contracts and foreign currency transactions. For the year ended December 31, 2007, other income, net totaled $25 thousand and consisted of a net foreign currency gain of $14 thousand and favorable fair value adjustments on interest rate swap contracts of $11 thousand. For the year ended December 31, 2006, the Partnership generated $76 thousand of other income comprised of favorable fair value adjustments on interest rate swap contracts totaling $48 thousand and net foreign currency gain of $28 thousand.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Partnership as of January 1, 2008. The Partnership does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

3.	Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation	66%
Marine Vessels	25%

During 2007, one customer accounted for 51% of the Partnership’s revenue from leases. In 2006, two customers comprised 49% of the Partnership’s revenue from leases.

4.	Reserves, impairments and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance as of December 31, 2005	$983	$514
Provision (adjustment to provision)	954	23
Charge offs	(983)	—

Balance as of December 31, 2006	954	537
Provision (adjustment to provision)	84	—
Charge offs	(954)	(21)

Balance as of December 31, 2007	$84	$516

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$24,169	$(2,281)	$(5,195)	$16,693
Net investment in direct financing leases	1,325	(134)	(366)	825
Assets held for sale or lease, net	11	48	(8)	51
Initial direct costs	2	—	(1)	1

Total	$25,507	$(2,367)	$(5,570)	$17,570

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. During the fourth quarter of 2007, a charge to operations totaling $84 thousand was recorded for the decline in value of those assets. A charge to operations of $954 thousand was recorded for the year ended December 31, 2006. The nature of the impaired assets was barges and containers in both 2007 and 2006.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31 (in thousands):

	2007	2006
Depreciation of operating lease assets	$5,203	$7,940
Impairment losses	84	954

Total	$5,287	$8,894

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Transportation	$69,499	$—	$(22,922)	$46,577
Marine vessels/barges	4,107	—	13,752	17,859
Mining equipment	4,222	—	—	4,222
Construction	1,227	—	(455)	772
Material handling	1,146	—	(733)	413
Other	1,880	—	(1,448)	432

	82,081	—	(11,806)	70,275
Less accumulated depreciation	(57,912)	(5,195)	9,525	(53,582)

Total	$24,169	$(5,195)	$(2,281)	$16,693

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2007, investment in direct financing leases, consist of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2007 (in thousands):

Total minimum lease payments receivable	$299
Estimated residual values of leased equipment (unguaranteed)	615

Investment in direct financing leases	914
Less unearned income	(89)

Net investment in direct financing leases	$825

At December 31, 2007, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ended December 31, 2008	$4,066	$236	$4,302
2009	3,291	48	3,339
2010	1,292	15	1,307
2011	747	—	747
2012	537	—	537
Thereafter	140	—	140

	$10,073	$299	$10,372

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30-35
Mining	30-40
Marine vessels	20-30
Manufacturing	10-20
Materials handling	7-10
Transportation, other	7-10
Office furniture	7-10
Office automation	3-5

6.	Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. Reimbursable costs incurred by AFS are allocated to the Partnership based upon estimated time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies.

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2.0% of gross revenues from full payout leases, as defined in the Partnership Agreement.

AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows during each of the years ended December 31 (in thousands):

	2007	2006
Equipment and incentive management fees to General Partner	$522	$328
Cost reimbursements to General Partner	750	750

	$1,272	$1,078

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $577 thousand.

7.	Non-recourse debt:

At December 31, 2007, non-recourse debt consists of one note payable to a financial institution. The note is due in monthly installments. Interest on the note is at fixed rate of 7.0% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is $155 thousand. The note matures in 2008.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2008	$24	$—	$24

	$24	$—	$24

8.	Borrowing facilities:

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

As of December 31, 2007, the Partnership receives or pays interest on interest rate agreements with a notional principal totaling approximately $613 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.64% to 4.74% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change and is currently recognized as an adjustment to interest expense. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$246	$(1)	6.16%
4/16/1999	9,000	—	—	—	*
1/26/2000	11,700	—	355	(6)	7.58%
5/25/2001	2,000	—	12	—	5.79%
9/28/2001	6,000	—	—	—	*
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$613	$(7)

*	Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

10.	Commitments:

At December 31, 2007, the Partnership had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

11.	Guarantees:

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

As of December 31, 2007, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

As defined in the Partnership Agreement, available Cash from Operations shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to AFS and 4% to AFS or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

As defined in the Partnership Agreement, available Cash from Sales or Refinancing are to be distributed as follows:

First, Distributions of Sales or Refinancing shall be 92.5% to the Limited Partners and 7.5% to AFS, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

12.	Partners’ capital (continued):

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2007	2006
Distributions declared	$11,991	$—
Weighted average number of Units outstanding	14,985,550	14,992,098

Weighted average distributions per Unit	$0.80	$—

13.	Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents, and other accounts:

The recorded amounts of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership’s non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership’s non-recourse debt at December 31, 2007 is $24 thousand.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Partnership could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2007.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the General Partner, as is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the Management of the General Partner; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as is applicable to the Partnership, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as is applicable to the Partnership, was effective as of December 31, 2007.

The Partnership is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Partnership’s independent registered public accounting firm is not currently required to issue an audit report on the Partnership’s internal control over financial reporting.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Partnership’s General Partner. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s General Partner, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

A Code of Ethics that is applicable to the Partnership, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Partnership, is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2007 and 2006 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

See Note 6 to the financial statements included in Item 7, Financial Statements and Supplementary Data, of this report for amounts paid for equipment management fees and incentive management fees.

Available Cash from Operations, as defined in the Partnership Agreement, shall be distributed as follows:

First, Distributions of Cash from Operations shall be 88.5% to the Limited Partners, 7.5% to AFS and 4% to AFS or its affiliate designated as the recipient of the Incentive Management Fee, until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital, as defined, plus a 10% per annum cumulative (compounded daily) return on their Adjusted Invested Capital, as defined in the Partnership Agreement.

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Available Cash from Sales or Refinancing, as defined in the Partnership Agreement, shall be distributed as follows:

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

Equipment Resale Fees

As compensation for service rendered in connection with the sale of equipment, AFS is entitled to receive an amount equal to the lesser of (i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such service. Such fee is payable only after the Limited Partners have received a return of their adjusted invested capital (as defined in the Partnership Agreement) plus 10% of their adjusted invested return of their adjusted invested capital (as defined in the Partnership Agreement) plus 10% of their adjusted invested capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the Limited Partner was admitted to the Partnership. To date, none have been accrued or paid.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Partnership Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Partnership Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto

3	Articles of Incorporation Bylaws	3a

4	Instruments defining the rights of security holders, including indentures	3a

14	Code of Ethics	14.1

31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1

31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2

32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1

32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Agreement of Limited Partnership, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 333-08879), is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and other fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$82	$100
Other fees	1	—

	$83	$100

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements (including activities relating to the evaluation of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the General Partner of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2008

ATEL Capital Equipment Fund VII, L.P.
(Registrant)

By:	ATEL Financial Services, LLC, General Partner of Registrant

	By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

	By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 25, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 25, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.