Form 10-Q
period 2008-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2008-05-14
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐             Accelerated filer   ☐             Non-accelerated filer   ☐             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2008 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,005	$3,909
Accounts receivable, net of allowance for doubtful accounts of $515 as of March 31, 2008 and $516 as of December 31, 2007	515	1,775
Investments in equipment and leases, net of accumulated depreciation and impairment loss of $53,911 as of March 31, 2008 and $54,224 as of December 31, 2007	15,970	17,570
Due from Affiliates	295	—
Other assets	12	34

Total assets	$19,797	$23,288

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$523	$546
Other	337	754
Accrued interest payable	1	1
Non-recourse debt	—	24
Interest rate swap contracts	5	7
Unearned operating lease income	421	210

Total liabilities	1,287	1,542

Partners’ capital:
General Partner	—	—
Limited Partners	18,510	21,746

Total Partners’ capital	18,510	21,746

Total liabilities and Partners’ capital	$19,797	$23,288

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Leasing activities:
Operating leases	$1,600	$3,184
Direct financing leases	19	31
(Loss) gain on sales of assets	(233)	316
Interest income	18	104
Other	1	103

Total revenues	1,405	3,738
Expenses:
Depreciation of operating lease assets	823	1,411
Marine vessel maintenance and other operating costs	377	556
Interest expense	4	9
Cost reimbursements to General Partner	750	750
Provision for impairment loss	200	—
Equipment and incentive management fees to General Partner	73	61
Railcar and equipment maintenance	143	169
Professional fees	87	184
Insurance	11	61
Equipment storage	—	1
Reversal of provision for doubtful accounts	(1)	(22)
Other	146	274

Total operating expenses	2,613	3,454

(Loss) income from operations	(1,208)	284
Other expense, net	—	(6)

Net (loss) income	$(1,208)	$278

Net income (loss):
General Partner	$152	$—
Limited Partners	(1,360)	278

	$(1,208)	$278

Net (loss) income per Limited Partnership Unit	$(0.09)	$0.02
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007 AND

FOR THE THREE MONTHS ENDED

MARCH 31, 2008

(in thousands, except per unit data)

(Unaudited)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2006	14,985,550	$31,808	$—	$31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	(11,991)
Distributions to General Partner	—	—	(972)	(972)
Net income	—	1,929	972	2,901

Balance December 31, 2007	14,985,550	21,746	—	21,746
Distributions to Limited Partners ($0.13 per Unit)	—	(1,876)	—	(1,876)
Distributions to General Partner	—	—	(152)	(152)
Net (loss) income	—	(1,360)	152	(1,208)

Balance March 31, 2008	14,985,550	$18,510	$—	$18,510

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

THREE MONTH ENDED

MARCH 31, 2008 AND 2007

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net (loss) income	$(1,208)	$278
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of assets	233	(316)
Depreciation of operating lease assets	823	1,411
Amortization of unearned income on direct finance leases	(19)	(31)
Portion of swap liability charged to interest expense	(1)	(1)
Change in fair value of interest rate swap contracts	(1)	(3)
Reversal of provision for doubtful accounts	(1)	(22)
Provision for impairment loss	200	—
Changes in operating assets and liabilities:
Accounts receivable	1,261	248
Other assets	22	59
Accounts payable:
General Partner	(23)	71
Other	(417)	(378)
Affiliates	(295)	—
Unearned lease income	211	19

Net cash provided by operating activities	785	1,335
Investing activities:
Proceeds from sales of lease assets	243	1,703
Payments received on direct finance leases	120	108

Net cash provided by investing activities	363	1,811
Financing activities:
Repayments of:
Non-recourse debt	(24)	(23)
Distributions:
General Partner	(152)	—
Limited Partners	(1,876)	—

Net cash used in financing activities	(2,052)	(23)
Net (decrease) increase in cash and cash equivalents	(904)	3,123
Cash and cash equivalents at beginning of period	3,909	7,367

Cash and cash equivalents at end of period	$3,005	$10,490

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4	$9

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998.

The Partnership’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Partnership’s invested capital; (ii) generates regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2004 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Partnership is governed by its Limited Partnership Agreement (“Partnership Agreement”).

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (Note 4). AFS is required to maintain in the Partnership reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Partnership is in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Loss (“AOCL”) and the ineffective portion (if any) directly in earnings. Amounts in AOCL are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCL are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See note 5, Receivables funding program, for further information regarding interest rate swaps.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Other expense, net:

Other expense, net consists of gains on interest rate swap contracts and losses on foreign currency transactions, and is detailed below for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Foreign currency loss	$(1)	$(9)
Change in fair value of interest rate swap contracts	1	3

	$—	$(6)

Recent accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Partnership adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$16,693	$(479)	$(813)	$15,401
Net investment in direct financing leases	825	2	(101)	726
Assets held for sale or lease, net	51	(199)	(10)	(158)
Initial direct costs	1	—	—	1

Total	$17,570	$(676)	$(924)	$15,970

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. For the three months ended March 31, 2008, the Partnership established a $200 thousand impairment loss reserve related to impaired refrigerated containers. No assets were identified as impaired during management’s review for the three months ended March 31, 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $823 thousand and $1.4 million for the three months ended March 31, 2008 and 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation	$46,577	$—	$(1,826)	$44,751
Marine vessels/barges	17,859	—	—	17,859
Construction	4,222	—	276	4,498
Mining equipment	772	—	—	772
Materials handling	413	—	—	413
Other	432	—	(5)	427

	70,275	—	(1,555)	68,720
Less: accumulated depreciation	(53,582)	(813)	1,076	(53,319)

Total	$16,693	$(813)	$(479)	$15,401

Direct financing leases:

As of March 31, 2008 and December 31, 2007, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total minimum lease payments receivable	$160	$299
Estimated residual values of leased equipment (unguaranteed)	615	615

Investment in direct financing leases	775	914
Less unearned income	(49)	(89)

Net investment in direct financing leases	$726	$825

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At March 31, 2008, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2008	$2,773	$109	$2,882
Year ending December 31, 2009	3,072	41	3,113
2010	1,295	10	1,305
2011	746	—	746
2012	537	—	537
2013	140	—	140
Thereafter	—	—	—

	$8,563	$160	$8,723

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30-40
Transportation, rail	30-35
Marine vessels	20-30
Materials handling	7-10
Transportation, other	7-10
Construction	7-10

4. Related party transactions:

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three months ended March 31, 2008 and 2007, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Equipment and incentive management fees to General Partner	$73	$61
Cost reimbursements to General Partner and/or affiliates	750	750

	$823	$811

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2008, costs reimbursable to AFS in future periods totaled approximately $406 thousand.

5. Receivables funding program:

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

As of March 31, 2008, the Partnership receives or pays interest on interest rate agreements with a notional principal totaling approximately $385 thousand on the difference between nominal rates ranging from 6.16% to 7.58% and a variable rate of 2.58% at March 31, 2008. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change and is currently recognized as an adjustment to interest expense. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2008	Notional Balance March 31, 2008	Swap Value March 31, 2008	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$124	$(1)	6.16%
4/16/1999	9,000	—	—	—	—
1/26/2000	11,700	—	261	(5)	7.58%
5/25/2001	2,000	—	—	—	—
9/28/2001	6,000	—	—	—	—
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$385	$(6)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Commitments:

At March 31, 2008, the Partnership had no commitments to purchase lease assets.

7. Guarantees:

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

8. Partners’ Capital:

As of March 31, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2008	2007
Distributions declared	$1,876	$—
Weighted average number of Units outstanding	14,985,550	14,985,550

Weighted average distributions per Unit	$0.13	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Partnership’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of March 31, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

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

As of March 31, 2008, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $385 thousand on the difference between nominal rates ranging from 6.16% to 7.58% and a variable rate of 2.58% at March 31, 2008. The fair value of the interest rate swaps totaled $6 thousand at March 31, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. As of March 31, 2008, the Partnership had repaid all of its outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997.

At March 31, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership can no longer purchase any new leased assets.

Cash Flows

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $550 thousand for the first quarter of 2008 as compared to the first quarter of 2007. The net decrease in cash flow was primarily attributable to a (1) the period over period decline in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments made against accounts payable and accrued liabilities offset, in part, by increases in (1) payments received on accounts receivable and (2) unearned lease income.

The period over period net decline in net operating results, as adjusted for non-cash items, reduced cash flow by $1.3 million, and was mainly attributable to the decline in operating lease revenue. Likewise, the increase in payments made against accounts payable and accrued liabilities decreased cash flow by $428 thousand, and was mainly a result of 2007 accruals related to maintenance and management fees that were paid during the first quarter of 2008.

Partially offsetting the above decline in cash flow were increases of $1.0 million, resulting from increased payments received on accounts receivable, and $192 thousand from increased unearned rents received during the first quarter of 2008, when compared to the same period in 2007. The increased payments on accounts receivable was primarily due to first quarter 2008 receipt of a $1.1 million payment on a 2007 revenue accrual related to short-term rentals of certain vessels.

Investing Activities

Net cash provided by investing activities decreased by $1.4 million for the first quarter of 2008 as compared to the first quarter of 2007. The net decrease in cash flow reflects a $1.5 million reduction in proceeds from sales of lease assets.

The reduction in proceeds from sales of lease assets was mainly due to the period over period decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were re-leased rather than sold.

Financing Activities

Net cash used in financing activities increased by $2.0 million for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash used was due to distributions during the first quarter of 2008 totaling $1.9 million and $152 thousand to the Limited Partners and the General Partner, respectively, versus none during the first quarter of 2007.

Results of Operations

On January 7, 1997, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities).

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Partnership had net a net loss of $1.2 million for the first quarter of 2008 as compared to net income of $278 thousand for the first quarter of 2007. The results for the first quarter of 2008 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the first quarter of 2007.

Revenues

Total revenues for the first quarter of 2008 decreased by $2.3 million, or 62%, as compared to the first quarter of 2007. The net decrease in total revenues was primarily a result of decreases in operating lease revenue, gain recognized on sales of assets and other income.

During the first quarter of 2008, operating lease revenue decreased by $1.6 million when compared to the first quarter of 2007. The decrease was attributable to several factors, including the dry dock status of revenue producing vessels, continued run-off of the Partnership’s lease portfolio, and increased sales of terminating lease assets.

Net gain on sales of assets declined by $549 thousand primarily due to a weak market demand for the types of assets sold during the first quarter of 2008 as compared to the first quarter of 2007. Assets sold during the first quarter of 2008 were mostly comprised of containers compared to tractors and other material handling equipment sold during the same period in 2007.

Other income for the first quarter of 2008 declined by $102 thousand when compared to the first quarter of 2007, which included maintenance costs associated with returned equipment that were billed back to certain lessees.

Expenses

Total expenses for the first quarter of 2008 declined by $841 thousand, or 24%, as compared to the first quarter of 2007. The net decrease in expenses was primarily a result of decreases in depreciation, vessel maintenance expense, professional fees and other expense.

Depreciation expense for the first quarter of 2008 dropped by $588 thousand as compared to the first quarter of 2007 due to run-off of the lease asset portfolio and sales of terminating lease assets. Vessel maintenance expense declined by $179 thousand primarily due to decreased vessel activity resulting from a weak market demand.

Other expense declined by $128 thousand mostly due to a decline in management fees associated with the Partnership’s fleet of barges; while professional fees decreased by $97 thousand primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as is applicable to the Partnership, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as is applicable to the Partnership.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2008

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

(Registrant)

By:	ATEL Financial Services, LLC
General Partner of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)

By:	/s/ Samuel Schussler
Samuel Schussler
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)