Form 10-Q
period 2008-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2008-08-14
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of July 31, 2008 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,475	$3,909
Accounts receivable, net of allowance for doubtful accounts of $513 as of June 30, 2008 and $516 as of December 31, 2007	1,802	1,775
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $53,275 as of June 30, 2008 and $54,224 as of December 31, 2007	14,899	17,570
Other assets	54	34

Total assets	$20,230	$23,288

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$478	$546
Other	574	754
Accrued interest payable	—	1
Non-recourse debt	—	24
Interest rate swap contracts	2	7
Unearned operating lease income	156	210

Total liabilities	1,210	1,542

Partners’ capital:
General Partner	—	—
Limited Partners	19,020	21,746

Total Partners’ capital	19,020	21,746

Total liabilities and Partners’ capital	$20,230	$23,288

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$2,513	$3,182	$4,113	$6,366
Direct financing leases	27	25	46	56
Gain (loss) on sales of assets	78	94	(155)	410
Interest income	14	63	32	167
Other	12	259	13	362

Total revenue	2,644	3,623	4,049	7,361
Expenses:
Depreciation of operating lease assets	872	1,357	1,695	2,768
Marine vessel maintenance and other operating costs	774	610	1,151	1,166
Interest expense	3	5	7	14
Cost reimbursements to General Partner	—	—	750	750
(Recovery of) provision for impairment losses	(9)	—	191	—
Equipment and incentive management fees to General Partner	79	172	152	233
Railcar and equipment maintenance	174	103	317	272
Professional fees	56	47	143	231
Insurance	20	60	31	121
Equipment storage	—	1	—	2
Franchise fees and state taxes	—	77	—	77
Amortization of initial direct costs	—	1	—	1
Reversal of provision for doubtful accounts	(2)	(1)	(3)	(23)
Other	173	221	319	495

Total operating expenses	2,140	2,653	4,753	6,107

Income (loss) from operations	504	970	(704)	1,254
Other income, net	6	14	6	8

Net income (loss)	$510	$984	$(698)	$1,262

Net income (loss):
General Partner	$—	$608	$152	$608
Limited Partners	510	376	(850)	654

	$510	$984	$(698)	$1,262

Net income (loss) per Limited Partnership Unit	$0.03	$0.03	$(0.06)	$0.04
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2006	14,985,550	$31,808	$—	$31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	(11,991)
Distributions to General Partner	—	—	(972)	(972)
Net income	—	1,929	972	2,901

Balance December 31, 2007	14,985,550	21,746	—	21,746
Distributions to Limited Partners ($0.13 per Unit)	—	(1,876)	—	(1,876)
Distributions to General Partner	—	—	(152)	(152)
Net (loss) income	—	(850)	152	(698)

Balance June 30, 2008	14,985,550	$19,020	$—	$19,020

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income (loss)	$510	$984	$(698)	$1,262
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of assets	(78)	(94)	155	(410)
Depreciation of operating lease assets	872	1,357	1,695	2,768
Amortization of initial direct costs	—	1	—	1
Amortization of unearned income on direct finance leases	(27)	(25)	(46)	(56)
Portion of swap liability charged to interest expense	(4)	1	(5)	—
Change in fair value of interest rate swap contracts	1	(6)	—	(9)
Reversal of provision for doubtful accounts	(2)	(1)	(3)	(23)
(Recovery of) provision for impairment losses	(9)	—	191	—
Changes in operating assets and liabilities:
Accounts receivable	(1,285)	(7)	(24)	241
Other assets	(42)	70	(20)	129
Accounts payable:
General Partner	(45)	(32)	(68)	39
Other	237	(332)	(180)	(710)
Affiliates	295	—	—	—
Accrued interest payable	(1)	—	(1)	—
Unearned lease income	(265)	(218)	(54)	(199)

Net cash provided by operating activities	157	1,698	942	3,033

Investing activities:
Proceeds from sales of lease assets	201	632	444	2,335
Payments received on direct finance leases	102	120	222	228
Proceeds from sales of securities	10	—	10	—

Net cash provided by investing activities	313	752	676	2,563

Financing activities:
Repayments of:
Non-recourse debt	—	(22)	(24)	(45)
Distributions:
General Partner	—	(608)	(152)	(608)
Limited Partners	—	(7,495)	(1,876)	(7,495)

Net cash used in financing activities	—	(8,125)	(2,052)	(8,148)
Net increase (decrease) in cash and cash equivalents	470	(5,675)	(434)	(2,552)
Cash and cash equivalents at beginning of period	3,005	10,490	3,909	7,367

Cash and cash equivalents at end of period	$3,475	$4,815	$3,475	$4,815

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$30	$77	$30	$77

Cash paid during the period for interest	$4	$5	$8	$14

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30 2008, 14,985,550 Units were issued and outstanding.

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

As of June 30, 2008, the Partnership remains in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Initial direct costs:

In prior years, the Partnership capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC included both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

Segment reporting:

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

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 98% of the Partnership’s operating revenues are from customers domiciled in North America; and 2% are from customers domiciled in the United Kingdom.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Other income, net:

Other income, net consists of gains on interest rate swap contracts and gains (losses) on foreign currency transactions, and is detailed below for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign currency gain (loss)	$2	$8	$1	$(1)
Change in fair value of interest rate swap contracts	4	6	5	9

	$6	$14	$6	$8

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$16,693	$(612)	$(1,681)	$14,400
Net investment in direct financing leases	825	1	(176)	650
Assets held for sale or lease, net	51	(189)	(14)	(152)
Initial direct costs	1	—	—	1

Total	$17,570	$(800)	$(1,871)	$14,899

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. During the first quarter of 2008, the Partnership established a $200 thousand impairment loss reserve related to impaired refrigerated containers. No other assets were identified as impaired subsequent to the first quarter of 2008. Similarly, no assets were identified as impaired during management’s review for the three and six months ended June 30, 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $872 thousand and $1.4 million for the respective three months ended June 30, 2008 and 2007; and $1.7 million and $2.8 million for the respective six months ended June 30, 2008 and 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Transportation	$46,577	$—	$(2,293)	$44,284
Marine vessels/barges	17,859	—	(1,418)	16,441
Mining equipment	4,222	—	—	4,222
Construction	772	—	275	1,047
Material handling	413	—	—	413
Other	432	—	(5)	427

	70,275	—	(3,441)	66,834
Less: accumulated depreciation	(53,582)	(1,681)	2,829	(52,434)

Total	$16,693	$(1,681)	$(612)	$14,400

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2008, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$345	$299
Estimated residual values of leased equipment (unguaranteed)	492	615

Investment in direct financing leases	837	914
Less unearned income	(187)	(89)

Net investment in direct financing leases	$650	$825

At June 30, 2008, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2008	$1,967	$49	$2,016
Year ending December 31, 2009	3,255	98	3,353
2010	1,525	68	1,593
2011	746	58	804
2012	537	58	595
2013	141	14	155
Thereafter	—	—	—

	$8,171	$345	$8,516

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30-40
Transportation, rail	30-35
Marine vessels	20-30
Material handling	7-10
Transportation, other	7-10
Construction	7-10

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

During the three and six months ended June 30, 2008 and 2007, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Equipment and incentive management fees to General Partner	$79	$172	$152	$233
Cost reimbursements to General Partner and/or affiliates	—	—	750	750

	$79	$172	$902	$983

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2008, costs reimbursable to AFS in future periods totaled approximately $560 thousand.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Receivables funding program (continued):

As of June 30, 2008, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $164 thousand on the difference between a nominal rate of 7.58% and a variable rate of 2.68% at June 30, 2008. As of December 31, 2007, the Partnership had interest rate swap agreements to receive or pay interest on a notional principal totaling approximately $613 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.64% to 4.74% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations as other income.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2008	Notional Balance June 30, 2008	Swap Value June 30, 2008	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$—	$—	—
4/16/1999	9,000	—	—	—	—
1/26/2000	11,700	—	164	(2)	7.58%
5/25/2001	2,000	—	—	—	—
9/28/2001	6,000	—	—	—	—
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$164	$(2)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$246	$(1)	6.16%
4/16/1999	9,000	—	—	—	—
1/26/2000	11,700	—	355	(6)	7.58%
5/25/2001	2,000	—	12	—	5.79%
9/28/2001	6,000	—	—	—	—
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$613	$(7)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

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

7. Partners’ Capital:

As of June 30, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions declared	$—	$7,495	$1,876	$7,495
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

Weighted average distributions per Unit	$—	$0.50	$0.13	$0.50

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2008, the Partnership remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

As of June 30, 2008, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $164 thousand on the difference between a nominal rate of 7.58% and a variable rate of 2.68% at June 30, 2008. The fair value of the interest rate swaps totaled $2 thousand at June 30, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk. As of June 30, 2008, the Partnership had repaid all of its outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997.

At June 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership can no longer purchase any new leased assets.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $1.5 million for the second quarter of 2008 as compared to the second quarter of 2007. The net decrease in cash flow was primarily attributable to increased levels of accounts receivable, a period over period decline in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and an increase in other assets offset, in part, by increased levels of accounts payable and accrued liabilities.

The increased levels of accounts receivable reduced cash flow by $1.3 million and primarily represents revenues earned from increased utilization of the Partnership’s two marine vessels during the second quarter of 2008. The period over period net decline in net operating results, as adjusted for non-cash items, decreased cash flow by $954 thousand, and was mainly attributable to the decline in revenue from operating leases and other revenue combined with an increase in vessel maintenance costs. Further, the increase in other assets reduced cash flow by $112 thousand and was primarily due to prepaid insurance on marine vessels.

Partially offsetting the aforementioned decreases in cash flow was an increase of $851 thousand attributable to increased levels of accounts payable and accrued liabilities. The increase in liabilities was largely due to second quarter 2008 accruals related to marine vessel maintenance and operating costs as well as invoice payables to AFS and affiliates.

Investing Activities

Net cash provided by investing activities decreased by $439 thousand for the second quarter of 2008 as compared to the second quarter of 2007. The net decrease in cash flow reflects a $431 thousand reduction in proceeds from sales of lease assets.

The reduction in proceeds from sales of lease assets was mainly due to the period over period decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were re-leased rather than sold.

Financing Activities

During the second quarter of 2008, no cash was provided by or used in financing activities. During the second quarter of 2007, cash used in financing activities totaled $8.1 million and was primarily comprised of distributions paid to Limited Partners and the General Partner totaling $7.5 million and $608 thousand, respectively.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Cash provided by operating activities decreased by $2.1 million for the first six months of 2008 as compared to the first six months of 2007. The net decrease in cash flow was primarily due to a period over period decline in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, increased other asset balances and increased levels of accounts receivable offset, in part, by increased levels of accounts payable and accrued liabilities and increased unearned lease income.

The period over period net decline in net operating results, as adjusted for non-cash items, reduced cash flow by $2.2 million, and was mainly attributable to the decline in operating lease and other revenues combined with an increase in marine vessel maintenance and operating costs. Likewise, the increased levels of accounts receivable decreased cash flow by $265 thousand and was primarily due to a second quarter 2008 rise in revenues earned from increased utilization of the Partnership’s marine vessels offset, in part, by the first quarter 2008 receipt of a $1.1 million payment on a 2007 revenue accrual related to short-term rentals of certain vessels.

Furthermore, the increase in other assets reduced cash flow by $149 thousand and was primarily due to prepaid insurance on marine vessels.

Partially offsetting the aforementioned decreases in cash flow was an increase of $423 thousand attributable to increased levels of accounts payable and accrued liabilities. The net increase in liabilities was largely due to second quarter 2008 accruals related to marine vessel maintenance and operating costs as well as invoice payables to AFS and affiliates offset, in part, by the increased payment activity noted in the first quarter of 2008 due to the payment of 2007 accruals related to maintenance and management fees that were paid during the first quarter of 2008. In addition, cash flow increased by $145 thousand due to an increase in unearned rents received during the first six months of 2008, when compared to the same period in 2007.

Investing Activities

Net cash provided by investing activities decreased by $1.9 million for the first six months of 2008 as compared to the first six months of 2007. The net decrease in cash flow primarily reflects a reduction in proceeds from sales of lease assets which was mainly due to the period over period decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were re-leased rather than sold.

Financing Activities

Net cash used in financing activities decreased by $6.1 million for the first six months of 2008 as compared to the first six months of 2007. The net decrease in cash used (increase in cash flow) was mainly due to decreases of $5.6 million and $456 thousand in distributions paid to the Limited Partners and the General Partner, respectively.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Partnership had net income of $510 thousand and $984 thousand for three months ended June 30, 2008 and 2007, respectively. The results for the second quarter of 2008 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the second quarter of 2007.

Revenues

Total revenues for the second quarter of 2008 decreased by $979 million, or 27%, as compared to the second quarter of 2007. The net decrease in total revenues was primarily a result of decreases in operating lease revenue, interest income and other income.

During the second quarter of 2008, operating lease revenue decreased by $669 thousand when compared to the second quarter of 2007. The decrease was attributable to continued run-off of the Partnership’s lease portfolio and increased sales of terminating lease assets.

Other income for the second quarter of 2008 declined by $247 thousand when compared to the second quarter of 2007, which included maintenance costs associated with returned equipment that were billed back to certain lessees; and interest income declined by $49 thousand primarily due to a period over period decline in cash held for deposits combined with the impact of the lower interest rate environment.

Expenses

Total expenses for the second quarter of 2008 declined by $513 thousand, or 19%, as compared to the first quarter of 2007. The net decrease in expenses was primarily a result of decreases in depreciation expense, management fees paid to AFS, state franchise and income taxes, and insurance expense totaling $485 thousand, $93 thousand, $77 thousand and $40 thousand, respectively, partially offset by increases in marine vessel maintenance and other operating costs, and railcar maintenance costs totaling $164 thousand and $71 thousand, respectively.

The period over period decrease in depreciation expense was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets. The decrease in management fees paid to AFS was attributable to the continued decline in assets under management during the Fund’s liquidation phase. State franchise and income taxes decreased as the 2007 activity reflects estimated amounts recorded during the second quarter and reversed thereafter during the yearend financial reporting process; insurance expense decreased due to a decline in costs of insuring the Partnership’s marine vessels as well as reduced allocated insurance costs.

Partially offsetting the aforementioned decreases in expenses were increases in marine vessel and railcar maintenance costs. The cost of maintaining and operating the Partnership’s fleet of marine vessels increased mainly due to a rise in vessel activity. Railcar maintenance costs increased mostly due to the timing of repairs required during the second quarter of 2008 as compared to the second quarter of 2007, the aging of the Fund’s lease assets, and the impact of inflation on maintenance costs.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Partnership had a net loss of $698 thousand for the first six months of 2008 as compared to net income of $1.3 million for the first six months of 2007. The results for the first six months of 2008 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the first six months of 2007.

Revenues

Total revenues for the first six months of 2008 decreased by $3.3 million, or 45%, as compared to the first six months of 2007. The net decrease in total revenues was primarily a result of decreases in operating lease revenue, gain recognized on sales of assets, other income and interest income.

Operating lease revenue decreased by $2.3 million during the first six months of 2008 as compared to the same period of 2007. The decrease was attributable to several factors, including the dry dock status of revenue producing vessels during the first quarter of 2008, continued run-off of the Partnership’s lease portfolio, and increased sales of terminating lease assets.

Net gain on sales of assets declined by $565 thousand primarily due to a weak market demand for the types of assets sold during the first half of 2008 as compared to the first half of 2007. Assets sold during the first six months of 2008 were mostly comprised of containers compared to tractors and other material handling equipment sold during the same period in 2007.

Other income for the first six months of 2008 declined by $349 thousand when compared to the same period in 2007, which included maintenance costs associated with returned equipment that were billed back to certain lessees. Interest income declined by $135 thousand primarily due to a period over period decline in cash held for deposits combined with the impact of the lower interest rate environment.

Expenses

Total expenses for the first six months of 2008 declined by $1.4 million, or 22%, as compared to the first six months of 2007. The net decrease in expenses was primarily a result of decreases in the following expenses: depreciation expense, other expense, insurance expense, professional fees, management fees paid to AFS, and state franchise and income taxes offset, in part, by the establishment of a provision for impairment losses during the first quarter of 2008.

The period over period decrease in depreciation expense totaled $1.1 million and was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets. Other expense declined by $176 thousand mostly due to a decline in management fees associated with the Partnership’s fleet of barges; and insurance expense decreased by $90 thousand due to a decline in costs of insuring the Partnership’s marine vessels as well as reduced allocated insurance costs.

Moreover, professional fees decreased by $88 thousand primarily due to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed during the second quarter of 2007. Management fees paid to AFS declined by $81 thousand and were attributable to the continued decline in assets under management during the Fund’s liquidation phase; and state franchise and income taxes decreased by $77 thousand as the 2007 activity reflects estimated amounts recorded during the second quarter and reversed thereafter during the yearend financial reporting process.

Partially offsetting the aforementioned decreases in expenses was an increase in the provision for impairment losses. During the first quarter of 2008, the Partnership established a $200 thousand impairment loss reserve related to impaired refrigerated containers.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 13, 2008

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