Form 10-Q
period 2008-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2008-11-13
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of October 31, 2008 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$5,566	$3,909
Accounts receivable, net of allowance for doubtful accounts of $507 as of September 30, 2008 and $516 as of December 31, 2007	2,244	1,775
Investments in equipment and leases, net of accumulated depreciation and allowance for credit losses of $52,199 as of September 30, 2008 and $54,224 as of December 31, 2007	13,797	17,570
Other assets	89	34

Total assets	$21,696	$23,288

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$438	$546
Other	556	754
Accrued interest payable	—	1
Non-recourse debt	—	24
Interest rate swap contracts	—	7
Unearned operating lease income	323	210

Total liabilities	1,317	1,542

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	20,379	21,746

Total Partners’ capital	20,379	21,746

Total liabilities and Partners’ capital	$21,696	$23,288

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$3,127	$3,198	$7,240	$9,564
Direct financing leases	18	23	64	79
Gain (loss) on sales of assets	146	(61)	(9)	349
Interest income	14	46	46	213
Other	14	5	27	367

Total revenue	3,319	3,211	7,368	10,572
Expenses:
Depreciation of operating lease assets	774	1,251	2,469	4,019
Marine vessel maintenance and other operating costs	619	620	1,770	1,786
Interest expense	2	4	9	18
Cost reimbursements to General Partner	—	—	750	750
Provision for credit losses	—	—	191	—
Equipment and incentive management fees to General Partner	100	182	252	415
Railcar and equipment maintenance	135	230	452	502
Professional fees	11	52	154	283
Outside services	24	93	63	263
Other management fees	158	99	333	367
Insurance	107	56	138	177
Franchise fees and state taxes	—	18	—	95
Amortization of initial direct costs	—	—	—	1
Reversal of provision for doubtful accounts	(6)	2	(9)	(21)
Other	19	42	124	101

Total operating expenses	1,943	2,649	6,696	8,756

Income from operations	1,376	562	672	1,816
Other income, net	(17)	14	(11)	22

Net income	$1,359	$576	$661	$1,838

Net income
General Partner	$—	$364	$152	$972
Limited Partners	1,359	212	509	866

	$1,359	$576	$661	$1,838

Net income per Limited Partnership Unit	$0.09	$0.01	$0.03	$0.06
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007 AND

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2006	14,985,550	$31,808	$—	$31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	(11,991)
Distributions to General Partner	—	—	(972)	(972)
Net income	—	1,929	972	2,901

Balance December 31, 2007	14,985,550	21,746	—	21,746
Distributions to Limited Partners ($0.13 per Unit)	—	(1,876)	—	(1,876)
Distributions to General Partner	—	—	(152)	(152)
Net income	—	509	152	661

Balance September 30, 2008	14,985,550	$20,379	$—	$20,379

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income	$1,359	$576	$661	$1,838
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(146)	61	9	(349)
Depreciation of operating lease assets	774	1,251	2,469	4,019
Amortization of initial direct costs	—	—	—	1
Amortization of unearned income on direct finance leases	(18)	(23)	(64)	(79)
Change in fair value of interest rate swap contracts	(2)	—	(7)	(9)
(Reversal of) provision for doubtful accounts	(6)	2	(9)	(21)
Provision for credit losses	—	—	191	—
Changes in operating assets and liabilities:
Accounts receivable	(436)	(122)	(460)	119
Other assets	(35)	65	(55)	194
Accounts payable:
General Partner	(40)	(56)	(108)	(17)
Other	(18)	127	(198)	(583)
Accrued interest payable	—	—	(1)	—
Unearned lease income	167	207	113	8

Net cash provided by operating activities	1,599	2,088	2,541	5,121
Investing activities:
Proceeds from sales of lease assets	469	140	914	2,475
Payments received on direct finance leases	23	119	245	347
Proceeds from sales of securities	—	—	9	—

Net cash provided by investing activities	492	259	1,168	2,822
Financing activities:
Payment of non-recourse debt	—	(23)	(24)	(68)
Distributions:
General Partner	—	(364)	(152)	(972)
Limited Partners	—	(4,496)	(1,876)	(11,991)

Net cash used in financing activities	—	(4,883)	(2,052)	(13,031)
Net increase (decrease) in cash and cash equivalents	2,091	(2,536)	1,657	(5,088)
Cash and cash equivalents at beginning of period	3,475	4,815	3,909	7,367

Cash and cash equivalents at end of period	$5,566	$2,279	$5,566	$2,279

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$18	$32	$95

Cash paid during the period for interest	$2	$4	$10	$18

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30 2008, 14,985,550 Units were issued and outstanding.

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

As of September 30, 2008, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

The Partnership’s principal decision makers are the General Partner’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Partnership believes that its equipment leasing business operates as one reportable segment because: a) the Partnership measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Partnership does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Partnership has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Partnership has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. Currently, 100% of the Partnership’s operating revenues are from customers domiciled in North America.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Other income, net:

Other income, net consists of gains on interest rate swap contracts and gains (losses) on foreign currency transactions, and is detailed below for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign currency (loss) gain	$(19)	$14	$(18)	$13
Change in fair value of interest rate swap contracts	2	—	7	9

	$(17)	$14	(11)	$22

Recent accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact of adopting this pronouncement.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$16,693	$(951)	$(2,445)	$13,297
Net investment in direct financing leases	825	2	(182)	645
Assets held for sale or lease, net	51	(173)	(24)	(146)
Initial direct costs	1	—	—	1

Total	$17,570	$(1,122)	$(2,651)	$13,797

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. During the first quarter of 2008, the Partnership established a $200 thousand impairment loss reserve related to impaired refrigerated containers, such reserve continues to be considered adequate. No other assets were identified as impaired subsequent to the first quarter of 2008. Similarly, no assets were identified as impaired during management’s review for the three and nine months ended September 30, 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $774 thousand and $1.3 million for the respective three months ended September 30, 2008 and 2007; and $2.5 million and $4.0 million for the respective nine months ended September 30, 2008 and 2007.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Transportation	$46,577	$—	$(3,863)	$42,714
Marine vessels/barges	17,859	—	(1,418)	16,441
Mining equipment	4,222	—	—	4,222
Construction	772	—	275	1,047
Materials handling	413	—	—	413
Other	432	—	(17)	415

	70,275	—	(5,023)	65,252
Less accumulated depreciation	(53,582)	(2,445)	4,072	(51,955)

Total	$16,693	$(2,445)	$(951)	$13,297

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at September 30, 2008 and December 31, 2007.

Direct financing leases:

As of September 30, 2008, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total minimum lease payments receivable	$321	$299
Estimated residual values of leased equipment (unguaranteed)	492	615

Investment in direct financing leases	813	914
Less unearned income	(168)	(89)

Net investment in direct financing leases	$645	$825

At September 30, 2008, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$423	$25	$448
Year ending December 31, 2009	1,881	98	1,979
2010	1,525	68	1,593
2011	746	58	804
2012	537	58	595
2013	141	14	155

	$5,253	$321	$5,574

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

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

During the three and nine months ended September 30, 2008 and 2007, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Equipment and incentive management fees to General Partner	$100	$182	$252	$415
Cost reimbursements to General Partner	—	—	750	750

	$100	$182	$1,002	$1,165

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2008, costs reimbursable to AFS in future periods totaled approximately $722 thousand.

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

As of September 30, 2008, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $66 thousand on the difference between a nominal rate of 7.58% and a variable rate of 2.92% at September 30, 2008. As of December 31, 2007, the Partnership had interest rate swap agreements to receive or pay interest on a notional principal totaling approximately $613 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.64% to 4.74% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest to be paid or received on the swap contracts is accrued as interest rates change. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations as other income.

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2008	Notional Balance September 30, 2008	Swap Value September 30, 2008	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$—	$—	—
4/16/1999	9,000	—	—	—	—
1/26/2000	11,700	—	66	—	7.58%
5/25/2001	2,000	—	—	—	—
9/28/2001	6,000	—	—	—	—
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$66	$—

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
7/1/1998	$25,000	$—	$246	$(1)	6.16%
4/16/1999	9,000	—	—	—	—
1/26/2000	11,700	—	355	(6)	7.58%
5/25/2001	2,000	—	12	—	5.79%
9/28/2001	6,000	—	—	—	—
1/31/2002	4,400	—	—	—	*

	$58,100	$—	$613	$(7)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

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

7. Partners’ Capital:

As of September 30, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except for Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributions declared	$—	$4,496	$1,876	$11,991
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

Weighted average distributions per Unit	$—	$0.30	$0.13	$0.80

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2008, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Capital Resources and Liquidity

The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off rental.

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

As of September 30, 2008, the Partnership receives or pays interest on interest rate swap agreements with a notional principal totaling approximately $66 thousand on the difference between a nominal rate of 7.58% and a variable rate of 2.92% at September 30, 2008. The fair value of the interest rate swaps was nominal in amount at September 30, 2008.

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

At September 30, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership can no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Partnership’s primary source of cash from operations has been rents from operating leases. In addition, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities decreased by $489 thousand for the third quarter of 2008 as compared to the third quarter of 2007. The net decrease in cash flow was primarily attributable to increased levels of accounts receivable and other assets, and increased payments made against accounts payable and accrued liabilities offset, in part, by a period over period increase in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The increased levels of accounts receivable, which reduced cash flow by $314 thousand, primarily represents revenues earned from increased utilization of the Partnership’s marine vessels during the third quarter of 2008. Similarly, the increase in payments made against accounts payable and accrued liabilities reduced cash flow by $129 thousand and was mainly due to payments of certain prior period accruals related to marine vessel maintenance and operating costs during the third quarter of 2008. In addition, the increase in other assets reduced cash flow by $100 thousand. Such increase was attributable to higher prepaid operating costs related to a marine vessel.

Partially offsetting the aforementioned decreases in cash flow was an increase of $94 thousand attributable to a period over period increase in net operating results, as adjusted for non-cash items, primarily resulting from a decline in net operating expenses.

Investing Activities

Net cash provided by investing activities increased by $233 thousand for the third quarter of 2008 as compared to the third quarter of 2007. The net increase in cash flow reflects a $329 thousand rise in proceeds from sales of lease assets offset, in part, by a $96 thousand decline in payments received on the Partnership’s investment in direct financing leases.

The increase in proceeds from sales of lease assets was mainly due to the higher volume of equipment, primarily refrigerated containers and jumbo open barges, sold during the third quarter of 2008 when compared to the third quarter of 2007. The decline in payments received on direct financing leases was attributable to the maturity of a major lease during the third quarter of 2008.

Financing Activities

During the third quarter of 2008, no cash was provided by or used in financing activities. The Partnership anticipates the occurrence of future distributions; such use of cash will be at the discretion of the General Partner. During the third quarter of 2007, cash used in financing activities totaled $4.9 million and was primarily comprised of distributions paid to Limited Partners and the General Partner totaling $4.5 million and $364 thousand, respectively.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Cash provided by operating activities decreased by $2.6 million for the first nine months of 2008 as compared to the prior year period. The net decrease in cash flow was primarily due to a period over period decline in results of operations as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, increased levels of accounts receivable and increased other asset balances offset, in part, by increased levels of accounts payable and accrued liabilities and increased unearned lease income.

The period over period net decline in net operating results, as adjusted for non-cash items, reduced cash flow by $2.2 million, and was mainly attributable to the decline in operating lease revenues, interest income and other revenues offset, in part, by a net reduction in operating expenses. Likewise, the increased levels of accounts receivable decreased cash flow by $579 thousand and was primarily due to a rise in year-to-date revenues earned from increased utilization of the Partnership’s marine vessels. The increase in year-to-date receivables was partially offset by the first quarter 2008 receipt of a $1.1 million payment on a 2007 revenue accrual related to short-term rentals of certain vessels.

Furthermore, the increase in other assets reduced cash flow by $249 thousand and was primarily due to prepaid insurance on marine vessels.

Partially offsetting the aforementioned decreases in cash flow was an increase of $294 thousand attributable to increased levels of accounts payable and accrued liabilities. The net increase in liabilities was largely due to accruals related to marine vessel maintenance and operating costs as well as invoice payables to AFS and affiliates offset, in part, by the increased payment activity noted in the first quarter of 2008 due to the payment of 2007 accruals related to maintenance and management fees. In addition, cash flow increased by $105 thousand due to an increase in unearned rents received during the first nine months of 2008, when compared to the same period in 2007.

Investing Activities

Net cash provided by investing activities decreased by $1.7 million for the first nine months of 2008 as compared to the first nine months of 2007. The net decrease in cash flow primarily reflects a $1.6 million reduction in proceeds from sales of lease assets combined with a $102 thousand decline in payments received on direct financing leases.

The decline in proceeds from sales of lease assets was mainly due to the period over period decrease in sales of terminating lease assets, as more assets under leases scheduled for termination were re-leased rather than sold; and the reduction in payments received on direct financing leases was attributable to the maturity of a major lease during the third quarter of 2008.

Financing Activities

Net cash used in financing activities decreased by $11.0 million for the first nine months of 2008 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was mainly due to decreases of $10.1 million and $820 thousand in distributions paid to the Limited Partners and the General Partner, respectively.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Partnership had net income of $1.4 million and $576 thousand for three months ended September 30, 2008 and 2007, respectively. The results for the third quarter of 2008 reflect an increase in total revenues combined with a decrease in total operating expenses when compared to the third quarter of 2007.

Revenues

Total revenues for the third quarter of 2008 increased by $108 thousand, or 3%, as compared to the third quarter of 2007. The net increase in total revenues was primarily a result of an increase in gains on sales of lease assets totaling $207 thousand offset, in part, by decreases of in operating lease revenues and interest income totaling $71 thousand and $32 thousand, respectively.

The increase in gains on sales of lease assets was primarily due to the higher volume of equipment, primarily refrigerated containers and jumbo open barges, sold during the third quarter of 2008 when compared to the third quarter of 2007.

The decrease in operating lease revenues was attributable to continued run-off of the Partnership’s lease portfolio and increased sales of terminating lease assets; and the decrease in interest income was primarily due to a period over period decline in cash held for deposits combined with the impact of the lower interest rate environment.

Expenses

Total expenses for the third quarter of 2008 declined by $706 thousand, or 27%, as compared to the third quarter of 2007. The net decrease in expenses was primarily a result of a reduction in depreciation expense totaling $477 thousand, decreases in professional fees and outside services totaling a combined $110 thousand, and declines in railcar maintenance expense and management fees paid to AFS totaling $95 thousand and $82 thousand, respectively. These decreases in expenses were offset by increases in other management fees and insurance expense totaling $59 thousand and $51 thousand, respectively.

The period over period decrease in depreciation expense was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets. The decreases in outside services expense and professional fees were mainly attributable to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed by the third quarter of 2007.

Railcar maintenance costs decreased primarily due to the continued decline in the Partnership’s railcar portfolio attributable to increased sales of railcars; and management fees paid to AFS declined mainly due to the continued decline in assets under management during the Fund’s liquidation phase.

Partially offsetting the aforementioned decreases in expenses were increases in third party management fees and insurance costs related to the Partnership’s marine vessels. The increase in both expenses was largely attributable to increased marine vessel activity.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Partnership had a net income of $661 thousand and $1.8 million for the first nine months of 2008 and 2007, respectively. The results for the first nine months of 2008 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2008 decreased by $3.2 million, or 30%, as compared to the first nine months of 2007. The net decrease in total revenues was primarily a result of reductions in operating lease revenue, gain recognized on sales of assets, other income and interest income.

Operating lease revenue decreased by $2.3 million during the first nine months of 2008 as compared to the same period of 2007. The decrease was attributable to several factors, including the dry dock status of revenue producing vessels during the first quarter of 2008, continued run-off of the Partnership’s lease portfolio, and increased sales of terminating lease assets.

Net gain on sales of assets declined by $358 thousand primarily due to a weak market demand for the types of assets sold during the first nine months of 2008 as compared to the first nine months of 2007. Assets sold during the first nine months of 2008 were mostly comprised of containers compared to tractors, containers and other material handling equipment sold during the same period in 2007.

Other income for the first nine months of 2008 declined by $340 thousand when compared to the same period in 2007, which included maintenance costs associated with returned equipment that were billed back to certain lessees; and interest income declined by $167 thousand primarily due to a period over period decline in cash held for deposits combined with the impact of the lower interest rate environment.

Expenses

Total expenses for the first nine months of 2008 declined by $2.1 million, or 24%, as compared to the first nine months of 2007. The net decline in expenses was primarily a result of decreases in the following expenses: depreciation expense, outside services and professional fees, management fees paid to AFS and state franchise and income taxes offset, in part, by the establishment of a provision for impairment losses during the first quarter of 2008.

The period over period decrease in depreciation expense totaled $1.6 million and was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets. The decreases in outside services expense and professional fees totaled $329 thousand and were mainly attributable to the elimination of costs associated with the audit and restatement of the Partnership’s prior year financial statements, which were largely completed by the third quarter of 2007.

Furthermore, management fees paid to AFS declined by $163 thousand primarily due to the continued decline in assets under management during the Fund’s liquidation phase; and state franchise and income taxes decreased by $95 thousand as the 2007 activity reflects estimated amounts recorded during the second quarter and reversed thereafter during the yearend financial reporting process.

Partially offsetting the aforementioned decreases in expenses was a net increase in the provision for impairment losses. During the first quarter of 2008, the Partnership established a $200 thousand impairment loss reserve related to impaired refrigerated containers. Such reserve was reduced by a $9 thousand recovery during the second quarter of 2008.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 11, 2008

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