Form 10-K
period 2008-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2009-03-26
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2009 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31 2008, 14,985,550 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 6 to the financial statements included in Item 8 of this report). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Partnership has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction is determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Partnership may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Partnership has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. All such equipment acquisition debt had been repaid during 2007.

As of December 31, 2008, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

Narrative Description of Business

The Partnership had acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It had been the intention of AFS that a majority of the aggregate purchase price of equipment represents equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2008, the Partnership had purchased equipment with a total acquisition price of $304.9 million.

The Partnership’s objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an average credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2008 and 2007, one lessee generated significant portions of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2008	2007
Gulfmark Management, Inc. (Formerly Hornbeck)	Marine Vessel	56%	51%

These percentages are not expected to be comparable in future periods. Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership could, in a relatively short period, engage a replacement. Further, the vessel-related gross revenues reported on the statements of income as a component of operating lease revenue, are effectively reduced by 47% and 37% of marine vessel maintenance and other operating expenses. Such expenses are reported as a separate category of expense on the respective statements of income for the years ended December 31, 2008 and 2007.

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2008 and the industries to which the assets were leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$135,843	44.55%
Manufacturing	45,710	14.99%
Mining	30,756	10.09%
Marine vessels	24,527	8.04%
Material handling	16,319	5.35%
Office automation	11,450	3.75%
Medical	9,134	3.00%
Aircraft	6,311	2.07%
Other	24,893	8.16%

	$304,943	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.19%
Transportation, other	45,271	14.85%
Municipalities	45,050	14.77%
Manufacturing, other	41,296	13.54%
Electronics	26,062	8.55%
Mining	17,671	5.79%
Business services	15,093	4.95%
Primary metals	13,251	4.35%
Other	27,470	9.01%

	$304,943	100.00%

Through December 31, 2008, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense *
Transportation	$62,430	$17,643	$39,851
Mining	47,499	12,064	43,611
Material handling	28,786	7,717	30,561
Marine vessels	24,273	4,185	24,727
Office automation	16,927	1,847	16,238
Medical	12,869	8,417	13,086
Aircraft	10,982	3,757	9,618
Manufacturing	9,568	3,505	7,633
Other	11,552	984	29,303

	$224,886	$60,119	$214,628

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2008, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Partnership. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Partnership’s geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2008, a total of 5,208 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2008. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2008. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2008, the value of the Partnership’s assets, calculated on this basis, was approximately $1.86 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

Distributions from 2008 operations totaling $4.3 million were paid in December 2008. Distributions from 2007 and 2006 operations totaling $7.5 million, $4.5 million and $1.9 million were respectively paid in April and August 2007, and January 2008.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Partnership’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of December 31, 2008, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Finally, the Partnership has access to certain sources of non-recourse debt financing, which the Partnership uses on a transaction basis as a means of mitigating credit risk, as the credit risk is effectively transferred to the lender who retains recourse against collateralized assets. As of March 31, 2008, the Partnership had repaid all of its outstanding non-recourse debt. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. Distributions from 2008 operations totaling $4.3 million were paid in December 2008. Distributions from 2007 and 2006 operations totaling $7.5 million, $4.5 million and $1.9 million were respectively paid in April and August 2007, and January 2008.

At December 31, 2008, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Cash Flows

2008 versus 2007

Operating Activities

Cash provided by operating activities decreased by $2.7 million for 2008 as compared to prior year. The net decrease in cash flow was primarily due to a year over year decline in results of operations as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, increased other asset balances and a reduction in accrued liabilities. These were partially offset by an increase in payments received on accounts receivable and an increase in unearned lease income.

The year over year net decline in net operating results, as adjusted for non-cash items, reduced cash flow by $2.9 million, and was mainly attributable to the decline in operating lease revenues, interest income and other revenues offset, in part, by a net reduction in operating expenses, including outside services and professional fees, and management fees paid to AFS.

Likewise, the increase in other assets reduced cash flow by $225 thousand and was primarily due to prepaid insurance on marine vessels; and the reduction in accrued liabilities reduced cash flow by $51 thousand and was mainly a result of lower estimated taxes.

Partially offsetting the aforementioned decreases in cash flow were increases of $321 thousand attributable to increased payments received on accounts receivable and $165 thousand attributable to increased levels of unearned lease income.

The increase in payments received on accounts receivable was primarily due to the higher amounts of uncollected rental revenue during 2007 versus 2006. Accordingly, this resulted in higher payments received in 2008 versus 2007. The receivables in 2007 included $1.1 million related to short-term rentals of certain vessels, for which payment was received in early 2008. The aforementioned increase in payments received was offset, in part, by an increase in receivables recorded in 2008, as compared to 2007, largely due to a rise in revenues earned from increased utilization of the Partnership’s marine vessels.

The increase in unearned lease income was a mainly due to a year over year increase in amounts received as unearned rent.

Investing Activities

Net cash provided by investing activities decreased by $1.7 million for 2008, as compared to prior year, primarily due to a $1.6 million reduction in proceeds from sales of lease assets.

The decline in proceeds from sales of lease assets was mainly due to the year over year reduction in assets available for sale, as more assets under leases scheduled for termination were re-leased rather than sold.

Financing Activities

Net cash used in financing activities decreased by $6.3 million for 2008 as compared to prior year. The net decrease in cash used (increase in cash flow) was mainly due to decreases of $5.8 million and $468 thousand in distributions paid to the Limited Partners and the General Partner, respectively, as the 2007 payment included distributions declared in 2006. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

Results of Operations

As of December 31, 2008 and 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2008	2007
Transportation	65%	66%
Marine Vessels	26%	25%

During 2008 and 2007, one customer accounted for 56% and 51%, respectively, of the Partnership’s revenue from leases. Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership could, in a relatively short period, engage a replacement. Further, the vessel-related gross revenues reported on the statements of income as a component of operating lease revenue, are effectively reduced by 47% and 37% of marine vessel maintenance and other operating expenses. Such expenses are reported as a separate category of expense on the respective statements of income for the years ended December 31, 2008 and 2007.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2008, costs reimbursable to AFS in future years totaled approximately $887 thousand.

2008 versus 2007

The Partnership had net income of $1.5 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. The results for 2008 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to prior year.

Revenues

Total revenues for 2008 decreased by $3.8 million, or 26%, as compared to prior year. The net decrease in total revenues was primarily a result of reductions in operating lease revenue, gain recognized on sales of assets, other income and interest income. These decreases were partially offset by an increase in revenues from direct financing leases.

Operating lease revenue for 2008 decreased by $2.9 million, or 22%, as compared to prior year. The decrease was attributable to several factors, including the dry dock status of revenue producing vessels during the first quarter of 2008, continued run-off of the Partnership’s lease portfolio and sales of terminating lease assets.

Net gain on sales of assets declined by $502 thousand primarily due to the lower volume of assets sold during 2008 as compared to 2007, as assets available for sale diminished due to the year over year decline in lease terminations. Other income for 2008 was reduced by $341 thousand, when compared to prior year, as the 2007 amount included maintenance costs associated with returned equipment that were billed back to certain lessees; and interest income decreased by $186 thousand primarily due to a year over year decline in cash held for deposits combined with the impact of the lower interest rate environment.

Partially offsetting the aforementioned decreases was a $125 thousand increase in direct financing lease revenues resulting from the renewal of a terminated operating lease as a direct finance lease.

Expenses

Total expenses for 2008 declined by $2.4 million, or 21%, as compared to prior year. The net decline in expenses was primarily a result of decreases in the following expenses: depreciation expense, outside services and professional fees, management fees paid to AFS, state franchise and income taxes and other expense. These decreases were offset, in part, by an increase in marine vessel maintenance and other operating costs, and the first quarter 2008 establishment of a provision for impairment loss.

The period over period decrease in depreciation expense totaled $2.1 million and was primarily due to run-off of the lease asset portfolio and sales of terminating lease assets. The combined decrease in outside services expense and professional fees totaled $355 thousand and were mainly attributable to the elimination of costs associated with the audit and restatement of the Partnership’s prior years’ financial statements, which were largely completed by the third quarter of 2007.

In addition, management fees paid to AFS was reduced by $167 thousand largely due to the continued decline in assets under management during the Fund’s liquidation phase. State franchise and income taxes decreased by $96 thousand as the 2007 activity reflects estimated amounts recorded during the second quarter and reversed thereafter during the yearend financial reporting process; and other expense decreased primarily due to lower property taxes on the Partnership’s marine vessels.

Partially offsetting the aforementioned decreases in expenses were increases in marine vessel operating costs and a net increase in the provision for credit losses. The cost of operating and maintaining the Partnership’s fleet of marine vessels increased by $189 thousand mainly due to a rise in vessel activity; and the provision for impairment loss increased mainly as a result of a $244 thousand reserve related to impaired refrigerated containers.

Other

The Partnership recorded other loss of $27 thousand and other income of $25 thousand for the years ended December 31, 2008 and 2007, respectively. Other loss for 2008 was comprised of $34 thousand of foreign currency loss and $7 thousand of unrealized gains on interest rate swap contracts; and other income for 2007 was comprised of $14 thousand of foreign currency gain and $11 thousand of unrealized gains on interest rate swap contracts.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Partnership on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases are generally from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

The Partnership earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2008 and 2007, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2009

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$2,376	$3,909
Accounts receivable, net of allowance for doubtful accounts of $4 as of December 31, 2008 and $516 as of December 31, 2007	2,343	1,775
Investments in equipment and leases, net of accumulated depreciation of $51,512 as of December 31, 2008 and $54,140 as of December 31, 2007	12,858	17,570
Other assets	63	34

Total assets	$17,640	$23,288

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$425	$546
Other	443	754
Accrued interest payable	—	1
Non-recourse debt	—	24
Interest rate swap contracts	—	7
Unearned operating lease income	228	210

Total liabilities	1,096	1,542

Commitments and contingencies	—	—
Partners’ capital:
General Partner	—	—
Limited Partners	16,544	21,746

Total Partners’ capital	16,544	21,746

Total liabilities and Partners’ capital	$17,640	$23,288

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Leasing activities:
Operating leases	$10,200	$13,050
Direct financing leases	225	100
Gain on sales of assets	33	535
Interest income	52	238
Other	27	368

Total revenue	10,537	14,291
Expenses:
Depreciation of operating lease assets	3,150	5,203
Marine vessel maintenance and other operating costs	2,664	2,475
Interest expense	9	22
Cost reimbursements to General Partner	750	750
Provision for impairment loss	235	84
Equipment and incentive management fees to General Partner	355	522
Railcar and equipment maintenance	608	590
Professional fees	241	358
Insurance	205	206
Outside services	83	321
Other management fees	536	560
Equipment storage	—	2
Franchise fees and state taxes	—	96
Amortization of initial direct costs	—	1
Reversal of provision for doubtful accounts	(11)	(21)
Other	161	246

Total expenses	8,986	11,415

Income from operations	1,551	2,876
Other (loss) income, net	(27)	25

Net income	$1,524	$2,901

Net income:
General Partner	$504	$972
Limited Partners	1,020	1,929

	$1,524	$2,901

Net income per Limited Partnership Unit	$0.07	$0.13
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2006	14,985,550	$31,808	$—	$31,808
Distributions to Limited Partners ($0.80 per Unit)	—	(11,991)	—	(11,991)
Distributions to General Partner	—	—	(972)	(972)
Net income	—	1,929	972	2,901

Balance December 31, 2007	14,985,550	21,746	—	21,746
Distributions to Limited Partners ($0.42 per Unit)	—	(6,222)	—	(6,222)
Distributions to General Partner	—	—	(504)	(504)
Net income	—	1,020	504	1,524

Balance December 31, 2008	14,985,550	$16,544	$—	$16,544

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net income	$1,524	$2,901
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(33)	(535)
Depreciation of operating lease assets	3,150	5,203
Amortization of initial direct costs	—	1
Amortization of unearned income on direct finance leases	(225)	(100)
Change in fair value of interest rate swap contracts	(7)	(11)
Provision for (reversal of provision for) doubtful accounts	(11)	(21)
Provision for impairment loss	235	84
Changes in operating assets and liabilities:
Accounts receivable	(557)	(878)
Other assets	(29)	196
Accounts payable:
General Partner	(121)	(31)
Other	(311)	(350)
Accrued interest payable	(1)	—
Unearned lease income	18	(147)

Net cash provided by operating activities	3,632	6,312
Investing activities:
Proceeds from sales of lease assets	1,184	2,818
Payments received on direct finance leases	422	466
Proceeds from sales of securities	9	—
Improvements to operating leases	(30)	—

Net cash provided by investing activities	1,585	3,284
Financing activities:
Repayments of:
Non-recourse debt	(24)	(91)
Distributions:
General Partner	(504)	(972)
Limited Partners	(6,222)	(11,991)

Net cash used in financing activities	(6,750)	(13,054)
Net decrease in cash and cash equivalents	(1,533)	(3,458)
Cash and cash equivalents at beginning of year	3,909	7,367

Cash and cash equivalents at end of year	$2,376	$3,909

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$32	$96

Cash paid during the year for interest	$10	$22

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Partnership matters:

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2008, 14,985,550 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Partnership (see Note 6). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2008, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2008 and 2007, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

The Partnership earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. The table below summarizes the sources, by nation, of the Partnership’s operating revenues for the year ended December 31, 2008 and 2007:

	2008	2007
United States	98%	98%
United Kingdom	2%	2%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. There was no provision for state income taxes and franchise fees for 2008. For 2007, the related provision for state income taxes and franchise fees was approximately $96 thousand.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 as follows (in thousands):

	2008	2007
Financial statement basis of net assets	$16,544	$21,746
Tax basis of net assets (unaudited)	(16,448)	(16,504)

Difference	$32,992	$38,250

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net income per financial statements	$1,524	$2,901
Tax adjustments (unaudited):
Adjustment to depreciation expense	2,820	4,405
Provision for doubtful accounts	(511)	(154)
Provision for losses	201	—
Adjustments to lease revenues	1,626	603
Adjustments to gain on sales of assets	970	1,709
Other	—	(4,596)

Net income per federal tax return (unaudited)	$6,630	$4,868

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Other (loss) income, net:

Other (loss) income, net consists of gains on interest rate swap contracts and gains (losses) on foreign currency transactions, and is detailed below for 2008 and 2007, respectively (in thousands):

	2008	2007
Foreign currency (loss) gain	$(34)	$14
Change in fair value of interest rate swap contracts	7	11

	$(27)	$25

Recent accounting pronouncements:

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Partnership on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Partnership is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is in the process of evaluating the impact of the deferred provisions of SFAS 157.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3.	Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2008 and 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2008	2007
Transportation	65%	66%
Marine Vessels	26%	25%

During 2008 and 2007, one customer accounted for 56% and 51%, respectively, of the Partnership’s revenue from leases as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Gulfmark Management, Inc. (Formerly Hornbeck)	Marine Vessel	56%	51%

Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership could, in a relatively short period, engage a replacement. Further, the vessel-related gross revenues reported on the statements of income as a component of operating lease revenue, are effectively reduced by 47% and 37% of marine vessel maintenance and other operating expenses. Such expenses are reported as a separate category of expense on the respective statements of income for the years ended December 31, 2008 and 2007.

4.	Reserves, impairments and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance as of December 31, 2006	$954	$537
Provision	84	—
Charge offs	(954)	(21)

Balance as of December 31, 2007	84	516
Provision (adjustment to provision)	235	(11)
Charge offs	(34)	(501)

Balance as of December 31, 2008	$285	$4

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$16,693	$(1,218)	$(3,119)	$12,356
Net investment in direct financing leases	825	1	(196)	630
Assets held for sale or lease, net	135	52	(31)	156
Impairment loss reserve	(84)	(200)	—	(284)
Initial direct costs	1	—	(1)	—

Total	$17,570	$(1,165)	$(3,347)	$12,858

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. The Partnership recorded a $244 thousand impairment loss reserve related to impaired refrigerated containers and recorded a charge to operations totaling $84 thousand for the decline in value of certain barges and containers during 2008 and 2007, respectively.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Depreciation of operating lease assets	$3,150	$5,203
Impairment losses	235	84

Total	$3,385	$5,287

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Transportation	$46,577	$—	$(5,318)	$41,259
Marine vessels/barges	17,859	30	(1,418)	16,471
Mining	4,222	—	—	4,222
Construction	772	—	275	1,047
Material handling	413	—	(330)	83
Other	432	—	(17)	415

	70,275	30	(6,808)	63,497
Less accumulated depreciation	(53,582)	(3,119)	5,560	(51,141)

Total	$16,693	$(3,089)	$(1,248)	$12,356

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases (continued):

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at December 31, 2008 and 2007.

Direct financing leases:

As of December 31, 2008 and 2007, investment in direct financing leases consists of various transportation, manufacturing and medical equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Total minimum lease payments receivable	$1,647	$299
Estimated residual values of leased equipment (unguaranteed)	75	615

Investment in direct financing leases	1,722	914
Less unearned income	(1,092)	(89)

Net investment in direct financing leases	$630	$825

At December 31, 2008, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

		Operating Leases	Direct Financing Leases	Total
Year ended December 31,	2009	$2,289	$398	$2,687
	2010	1,506	368	1,874
	2011	733	358	1,091
	2012	536	358	894
	2013	140	165	305

		$5,204	$1,647	$6,851

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6.	Related party transactions: (continued):

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred, subject to limitations as described below.

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2.0% of gross revenues from full payout leases, as defined in the Partnership Agreement.

AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows during each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Equipment and incentive management fees to General Partner	$355	$522
Cost reimbursements to General Partner	750	750

	$1,105	$1,272

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. Accordingly, the Partnership has not recorded an obligation for such contingent reimbursement, which totaled approximately $887 thousand, as of December 31, 2008.

7.	Receivables funding program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investors Service. Under the Program, the receivables financing company received a general lien against all of the otherwise unencumbered assets of the Partnership. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Program expired as to new borrowings in April 2002. The receivables funding program terminated in January 2007.

Prior to December 2008, the Partnership had interest rate swap agreements that effectively fixed the variable interest rates on its borrowings. As of December 31, 2008, all such agreements have terminated. At December 31, 2007, the Partnership had interest rate swap agreements to receive or pay interest on a notional principal totaling approximately $613 thousand on the difference between nominal rates ranging from 5.79% to 7.58% and variable rates ranging from 4.64% to 4.74% at December 31, 2007. No actual borrowing or lending was involved. The termination of swaps was to coincide with the maturity of the debt. The interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of income as other income. At December 31, 2007, the fair value of the interest rate swaps totaled $7 thousand and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss in the statement of income in other income or loss.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

8.	Guarantees:

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

9.	Partners’ capital:

As of December 31, 2008 and 2007, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9.	Partners’ capital:

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2008	2007
Distributions declared	$6,222	$11,991
Weighted average number of Units outstanding	14,985,550	14,985,550

Weighted average distributions per Unit	$0.42	$0.80

10.	Fair value of financial instruments:

On January 1, 2008, the Partnership adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2008, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Partnership’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10.	Fair value of financial instruments (continued):

The following table presents estimated fair values of the Partnership’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,376	$2,376	$3,909	$3,909

Financial liabilities:
Non-recourse debt	—	—	24	24
Interest rate swaps	—	—	7	7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Partnership’s General Partner. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s General Partner, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ALC and AFS is a subsidiary under the control of ACG and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Partnership’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the General Partner of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Partnership, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its General Partner, AFS, or persons acting in such capacity on behalf of the Partnership, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

See Note 6 to the financial statements included in Item 8, Financial Statements and Supplementary Data, of this report for amounts paid for equipment management fees and incentive management fees.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and other fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$85	$82
Other	19	1

	$104	$83

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements and the review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ALC is the managing member of AFS, the General Partner of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Partnership.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Income for the years ended December 31, 2008 and 2007

Statements of Changes in Partners’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Agreement of Limited Partnership, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 333-08879), is hereby incorporated herein by reference

(14.1) Code of Ethics

(31.1) Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2) Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1) Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2) Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009

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
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 25, 2009
Dean L. Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
Paritosh K. Choksi		March 25, 2009

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 25, 2009
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.