Form 10-Q
period 2009-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2009-05-14
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Partnership Units outstanding as of April 30, 2009 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,826	$2,376
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2009 and $4 as of December 31, 2008	1,053	2,343
Investments in equipment and leases, net of accumulated depreciation of $51,626 as of March 31, 2009 and $51,512 as of December 31, 2008	12,201	12,858
Other assets	73	63

Total assets	$17,153	$17,640

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$480	$425
Due to Affiliates	1	—
Other	509	443
Unearned operating lease income	228	228

Total liabilities	1,218	1,096

Partners’ capital:
General Partner	—	—
Limited Partners	15,935	16,544

Total Partners’ capital	15,935	16,544

Total liabilities and Partners’ capital	$17,153	$17,640

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$2,046	$1,600
Direct financing leases	88	19
Gain (loss) on sales of assets	20	(233)
Interest income	—	18
Other	1	1

Total revenues	2,155	1,405
Expenses:
Depreciation of operating lease assets	582	823
Marine vessel maintenance and other operating costs	765	377
Interest expense	—	4
Cost reimbursements to General Partner	750	750
Provision for impairment loss	—	200
Equipment and incentive management fees to General Partner	78	73
Railcar and equipment maintenance	161	143
Professional fees	74	87
Insurance	89	11
Equipment storage	1	—
Franchise fees and state taxes	44	—
Reversal of provision for doubtful accounts	(4)	(1)
Other	224	146

Total operating expenses	2,764	2,613

Net loss	$(609)	$(1,208)

Net income (loss):
General Partner	$—	$152
Limited Partners	(609)	(1,360)

	$(609)	$(1,208)

Net loss per Limited Partnership Unit	$(0.04)	$(0.09)
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008 AND

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	14,985,550	$21,746	$—	$21,746
Distributions to Limited Partners ($0.42 per Unit)	—	(6,222)	—	(6,222)
Distributions to General Partner	—	—	(504)	(504)
Net income	—	1,020	504	1,524

Balance December 31, 2008	14,985,550	16,544	—	16,544
Net loss	—	(609)	—	(609)

Balance March 31, 2009	14,985,550	$15,935	$—	$15,935

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(609)	$(1,208)
Adjustments to reconcile net loss to cash provided by operating activities:
(Gain) loss on sales of assets	(20)	233
Depreciation of operating lease assets	582	823
Amortization of unearned income on direct financing leases	(88)	(19)
Portion of swap liability charged to interest expense	—	(1)
Change in fair value of interest rate swap contracts	—	(1)
Reversal of provision for doubtful accounts	(4)	(1)
Provision for impairment loss	—	200
Changes in operating assets and liabilities:
Accounts receivable	1,294	1,261
Other assets	(10)	22
Accounts payable:
General Partner	55	(23)
Other	66	(417)
Affiliates	1	(295)
Unearned lease income	—	211

Net cash provided by operating activities	1,267	785
Investing activities:
Proceeds from sales of lease assets	108	243
Payments received on direct financing leases	100	120
Improvements to operating leases	(25)	—

Net cash provided by investing activities	183	363
Financing activities:
Repayments of:
Non-recourse debt	—	(24)
Distributions:
General Partner	—	(152)
Limited Partners	—	(1,876)

Net cash used in financing activities	—	(2,052)
Net increase (decrease) in cash and cash equivalents	1,450	(904)
Cash and cash equivalents at beginning of period	2,376	3,909

Cash and cash equivalents at end of period	$3,826	$3,005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$4

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2009, 14,985,550 Units were issued and outstanding.

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

As of March 31, 2009, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Partnership for its second quarter 2009 interim reporting period. The Partnership is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Partnership’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$12,356	$(82)	$(579)	$11,695
Net investment in direct financing leases	630	—	(12)	618
Assets held for sale or lease, net	156	3	(3)	156
Impairment loss reserve	(284)	16	—	(268)

Total	$12,858	$(63)	$(594)	$12,201

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. At March 31, 2009 and December 31, 2008, the Company carried an impairment loss reserve totaling $268 thousand and $284 thousand, respectively. The reserve was related to refrigerated containers and was recorded in 2008.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $582 thousand and $823 thousand for the three months ended March 31, 2009 and 2008.

All of the property subject to leases was acquired in the years 1997 through 2002.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Transportation	$41,259	$—	$(572)	$40,687
Marine vessels/barges	16,471	25	—	16,496
Mining	4,222	—	—	4,222
Construction	1,047	—	—	1,047
Materials handling	83	—	—	83
Other	415	—	—	415

	63,497	25	(572)	62,950
Less: accumulated depreciation	(51,141)	(579)	465	(51,255)

Total	$12,356	$(554)	$(107)	$11,695

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at March 31, 2009 and December 31, 2008.

Direct financing leases:

As of March 31, 2009 and December 31, 2008, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$1,548	$1,647
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,623	1,722
Less unearned income	(1,005)	(1,092)

Net investment in direct financing leases	$618	$630

At March 31, 2009, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$1,637	$299	$1,936
Year ending December 31, 2010	1,499	368	1,867
2011	727	358	1,085
2012	536	358	894
2013	140	165	305

	$4,539	$1,548	$6,087

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

During the three months ended March 31, 2009 and 2008, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Equipment and incentive management fees to General Partner	$78	$73
Cost reimbursements to General Partner and/or affiliates	750	750

	$828	$823

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. Accordingly, the Partnership has not recorded an obligation for such contingent reimbursement, which totaled approximately $310 thousand, as of March 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Guarantees:

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

6. Partners’ Capital:

As of March 31, 2009 and December 31, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended March 31,
	2009	2008
Distributions declared	$—	$1,876
Weighted average number of Units outstanding	14,985,550	14,985,550

Weighted average distributions per Unit	$—	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership may continue until December 31, 2017. However, pursuant to the guidelines of the Limited Partnership Agreement (“Partnership Agreement”), the Partnership began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2004.

As of March 31, 2009, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Partnership had net losses of $609 thousand and $1.2 million for the first quarters of 2009 and 2008, respectively. The results for the first quarter of 2009 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2009 increased by $750 thousand, or 53%, as compared to the prior year period. The net increase in total revenues was primarily a result of increases in operating lease revenue, net gains recognized on sales of assets and revenues from direct financing leases.

During the first quarter of 2009, operating lease revenue increased by $446 thousand when compared to the prior year period. The increase was primarily due to higher revenues earned from increased utilization of the Partnership’s marine vessels, which were mostly in dry dock status during the first quarter of 2008, offset, in part, by continued run-off of the Partnership’s lease portfolio, and increased sales of terminating lease assets. Net gains on sales of assets increased by $253 thousand for the first quarter of 2009, as compared to the prior year period, primarily due to a stronger market demand for the containers sold during the first quarter of 2009 as compared to the prior year period.

Also during the first quarter of 2009, direct financing lease revenues increased by $69 thousand, when compared to the prior year period, primarily due to a higher negotiated rate on a lease that renewed in December 2008.

Expenses

Total expenses for the first quarter of 2009 increased by $151 thousand, or 6%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in vessel maintenance and other operating costs, insurance fees, other expenses and franchise fees and taxes offset, in part, by decreases in depreciation expense and the provision for credit losses.

The increase in the cost of operating and maintaining the Partnership’s fleet of marine vessels totaled $388 thousand and was primarily due to a period over period increase in vessel activity; and the increase in insurance costs, totaling $78 thousand, was related to a period over period increase in insuring the marine vessels.

Moreover, other expense and franchise fees and taxes increased by $78 thousand and $44 thousand, respectively. The increase in other expense was mostly due to higher property taxes and management fees associated with the Partnership’s marine vessels; and the increase in franchise fees and taxes reflects a period over period increase in state franchise and income tax liability and estimated tax payments.

The aforementioned increases in expenses were partially offset by decreases in depreciation expense and the provision for credit losses totaling $241 thousand and $200 thousand, respectively. Depreciation expense declined mainly due to continued run-off of the lease asset portfolio and sales of terminating lease assets; and the provision for credit losses decreased as the Partnership had previously recorded a $200 thousand reserve related to impaired refrigerated containers during the first quarter of 2008.

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

The change in the Partnership’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities increased by $482 thousand, or 61%, for the first quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily attributable to a reduction in payments made against accounts payable offset, in part, by decreases in unearned lease income and net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The period over period decrease in payments made against accounts payable improved cash flow by $857 thousand and was attributable to first quarter 2008 payments of year-end 2007 accruals related to vessel maintenance and management fees.

The aforementioned improvement in cash flow was partially offset by decreases in unearned lease income and net operating results, as adjusted for non-cash items, totaling $211 thousand and $165 thousand, respectively. The decrease in unearned lease income was attributable to the period over period decline in unearned rents received; and the decline in net operating results, as adjusted for non-cash items, was primarily due to increased operating expenses offset, in part, by the increase in operating lease revenue.

•	Investing Activities

Cash provided by investing activities decreased by $180 thousand, or 50%, for the first quarter of 2009 as compared to the prior year period. The net reduction in cash was mainly due to a decline in proceeds from sales of lease assets resulting from a period over period decrease in sales of railcars. In addition, the Partnership capitalized approximately $25 thousand of marine vessel refurbishment costs during the first quarter of 2009. There were no such capitalized expenditures during the first quarter of 2008.

•	Financing Activities

Net cash used in financing activities decreased by $2.1 million, or 100%, for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the timing of payments of distributions to the Limited Partners and the General Partner. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At March 31, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, which is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as it is applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 13, 2009

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