Form 10-Q
period 2009-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2009-08-14
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Partnership Units outstanding as of July 31, 2009 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$4,290	$2,376
Accounts receivable, net of allowance for doubtful accounts of $11 as of June 30, 2009 and $4 as of December 31, 2008	362	2,343
Investments in equipment and leases, net of accumulated depreciation of $51,479 as of June 30, 2009 and $51,512 as of December 31, 2008	12,447	12,858
Other assets	31	63

Total assets	$17,130	$17,640

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$396	$425
Due to Affiliates	1	—
Other	1,036	443
Unearned operating lease income	45	228

Total liabilities	1,478	1,096

Partners’ capital:
General Partner	—	—
Limited Partners	15,652	16,544

Total Partners’ capital	15,652	16,544

Total liabilities and Partners’ capital	$17,130	$17,640

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$1,316	$2,513	$3,362	$4,113
Direct financing leases	91	27	179	46
Gain (loss) on sales of assets	51	78	71	(155)
Interest income	—	14	—	32
Other	—	12	1	13

Total revenue	1,458	2,644	3,613	4,049

Expenses:
Depreciation of operating lease assets	631	872	1,213	1,695
Marine vessel maintenance and other operating costs	587	774	1,352	1,151
Interest expense	—	3	—	7
Cost reimbursements to General Partner	—	—	750	750
(Recovery of) provision for impairment losses	—	(9)	—	191
Equipment and incentive management fees to General Partner	61	79	139	152
Railcar and equipment maintenance	120	174	281	317
Professional fees	14	56	88	143
Insurance	55	20	144	31
Equipment storage	14	—	15	—
Franchise fees and state taxes	76	—	120	—
Provision for (reversal of) doubtful accounts	11	(2)	7	(3)
Other	173	173	397	319

Total operating expenses	1,742	2,140	4,506	4,753

(Loss) income from operations	(284)	504	(893)	(704)
Other income, net	1	6	1	6

Net (loss) income	$(283)	$510	$(892)	$(698)

Net income (loss):
General Partner	$—	$—	$—	$152
Limited Partners	(283)	510	(892)	(850)

	$(283)	$510	$(892)	$(698)

Net (loss) income per Limited Partnership Unit	$(0.02)	$0.03	$(0.06)	$(0.06)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008 AND

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2007	14,985,550	$21,746	$—	$21,746
Distributions to Limited Partners ($0.42 per Unit)	—	(6,222)	—	(6,222)
Distributions to General Partner	—	—	(504)	(504)
Net income	—	1,020	504	1,524

Balance December 31, 2008	14,985,550	16,544	—	16,544
Net loss	—	(892)	—	(892)

Balance June 30, 2009	14,985,550	$15,652	$—	$15,652

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(283)	$510	$(892)	$(698)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Gain) loss on sales of assets	(51)	(78)	(71)	155
Depreciation of operating lease assets	631	872	1,213	1,695
Amortization of unearned income on direct finance leases	(91)	(27)	(179)	(46)
Portion of swap liability charged to interest expense	—	(4)	—	(5)
Change in fair value of interest rate swap contracts	—	1	—	—
Provision for (reversal of provision) for doubtful accounts	11	(2)	7	(3)
(Reversal of) provision for impairment losses	—	(9)	—	191
Changes in operating assets and liabilities:
Accounts receivable	680	(1,285)	1,974	(24)
Other assets	42	(42)	32	(20)
Accounts payable:
General Partner	(84)	(45)	(29)	(68)
Other	527	237	593	(180)
Affiliates	—	295	1	—
Accrued interest payable	—	(1)	—	(1)
Unearned operating lease income	(183)	(265)	(183)	(54)

Net cash provided by operating activities	1,199	157	2,466	942
Investing activities:
Proceeds from sales of lease assets	101	201	209	444
Payments received on direct finance leases	104	102	204	222
Proceeds from sales of securities	—	10	—	10
Improvements to lease equipment	(940)	—	(965)	—

Net cash (used in) provided by investing activities	(735)	313	(552)	676
Financing activities:
Repayment of non-recourse debt	—	—	—	(24)
Distributions:
General Partner	—	—	—	(152)
Limited Partners	—	—	—	(1,876)

Net cash used in financing activities	—	—	—	(2,052)
Net increase (decrease) in cash and cash equivalents	464	470	1,914	(434)
Cash and cash equivalents at beginning of period	3,826	3,005	2,376	3,909

Cash and cash equivalents at end of period	$4,290	$3,475	$4,290	$3,475

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$110	$30	$110	$30

Cash paid during the period for interest	$—	$4	$—	$8

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Partnership matters:

ATEL Capital Equipment Fund VII, L.P. (the “Partnership” or the “Fund”) was formed under the laws of the State of California on May 17, 1996 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Partnership may continue until December 31, 2017. The General Partner of the Partnership is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2009, 14,985,550 Units were issued and outstanding.

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

As of June 30, 2009, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

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

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Partnership.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Partnership’s financial position, results of operations or cash flows. See Note 8.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period. The adoption of FSP No. 157-4 had no impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$12,356	$501	$(1,207)	$11,650
Net investment in direct financing leases	630	20	(25)	625
Assets held for sale or lease, net	156	282	(6)	432
Impairment loss reserve	(284)	24	—	(260)

Total	$12,858	$827	$(1,238)	$12,447

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. At June 30, 2009 and December 31, 2008, the Company carried an impairment loss reserve totaling $260 thousand and $284 thousand, respectively. The reserve relates to refrigerated containers and is accounted for as an adjustment to the cost basis of the related equipment. The $24 thousand change in reserve represents impairment related to assets disposed of since December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $631 thousand and $872 thousand for the respective three months ended June 30, 2009 and 2008, and $1.2 million and $1.7 million for the respective six months ended June 30, 2009 and 2008.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Transportation	$41,259	$—	$(3,521)	$37,738
Marine vessels	16,471	965	—	17,436
Mining equipment	4,222	—	—	4,222
Construction	1,047	—	(615)	432
Materials handling	83	—	—	83
Other	415	—	(12)	403

	63,497	965	(4,148)	60,314
Less: accumulated depreciation	(51,141)	(1,207)	3,684	(48,664)

Total	$12,356	$(242)	$(464)	$11,650

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at June 30, 2009 and December 31, 2008.

The Partnership earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $474 thousand and $1.5 million for the respective three months ended June 30, 2009 and 2008; and $1.7 million and $1.9 million for the respective six months ended June 30, 2009 and 2008.

Direct financing leases:

As of June 30, 2009 and December 31, 2008, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$1,535	$1,647
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,610	1,722
Less unearned income	(985)	(1,092)

Net investment in direct financing leases	$625	$630

There were no net investments in direct financing leases in nonaccrual status as of June 30, 2009 and December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At June 30, 2009, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$1,089	$214	$1,303
Year ending December 31, 2010	1,499	399	1,898
2011	727	389	1,116
2012	536	368	904
2013	140	165	305

	$3,991	$1,535	$5,526

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and six months ended June 30, 2009 and 2008, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equipment and incentive management fees to General Partner	$61	$79	$139	$152
Cost reimbursements to General Partner and/or affiliates	—	—	750	750

	$61	$79	$889	$902

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $484 thousand excess reimbursable administrative expenses as of June 30, 2009.

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

6. Partners’ Capital:

As of June 30, 2009 and December 31, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

As defined in the Partnership Agreement, the Partnership’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$—	$—	$—	$1,876
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

Weighted average distributions per Unit	$—	$—	$—	$0.13

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Fair value of financial instruments:

On January 1, 2008, the Partnership adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Partnership implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership's own estimates of assumptions that market participants would use in pricing the asset or liability.

At June 30, 2009, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Alternatively, disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Partnership’s financial statements and related notes.

At June 30, 2009 and December 31, 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

8. Subsequent events:

The Partnership has evaluated events subsequent to June 30, 2009 through August 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Overview

ATEL Capital Equipment Fund VII, L.P. (the “Partnership” or the “Fund”) is a California partnership that was formed in May 1996 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

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

As of June 30, 2009, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Partnership had a net loss of $283 thousand for the second quarter of 2009 compared to net income of $510 thousand for the second quarter of 2008. The results for the second quarter of 2009 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2009 decreased by $1.2 million, or 45%, as compared to the prior year period. The net decrease in total revenues was primarily a result of a $1.2 million decrease in operating lease revenue offset, in part, by a $64 thousand increase in revenues from direct financing leases.

Approximately $926 thousand of the total quarter over quarter decline in operating lease revenue was attributable to a reduction in revenues earned from the Partnership’s marine vessels, which were mostly in dry dock status during the second quarter of 2009. During the previous year, such dry dock status occurred in the first calendar quarter. As shown, such variations in utilization may result in significant changes in the Fund’s revenue stream. Operating lease revenues further declined due to continued run-off and sales of lease assets.

Revenues from direct financing leases increased largely due to a higher negotiated rate on a lease that renewed in 2008.

Expenses

Total expenses for the second quarter of 2009 decreased by $398 thousand, or 19%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in depreciation expense, vessel maintenance and other operating costs, railcar and equipment maintenance costs, and professional fees. These were offset, in part, by increases in franchise fees and taxes, and insurance expense.

The decrease in depreciation expense totaled $241 thousand and was mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Vessel maintenance and other operating costs decreased by $187 thousand largely due to the inactivity of the vessels, which were mostly in dry dock status during the second quarter of 2009. Moreover, railcar and equipment maintenance expense decreased by $54 thousand primarily due to run-off of the Partnership’s railcar portfolio; and professional fees decreased by $42 thousand primarily as a result of a period over period reduction in audit related fees and tax preparation fees.

The aforementioned decreases in expenses were partially offset by increases in franchise fees and state taxes, and insurance fees. The $76 thousand increase in franchise fees and taxes reflects a period over period increase in state franchise and income tax liability and estimated tax payments; and the increase in insurance costs, totaling $35 thousand, was related to a period over period increase in insuring the marine vessels.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Partnership had net losses of $892 thousand and $698 thousand for the first six months of 2009 and 2008, respectively. The results for the first six months of 2009 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first six months of 2009 decreased by $436 thousand, or 11%, as compared to the prior year period. The net decrease in total revenues was primarily a result of a $751 thousand decrease in operating lease revenue offset, in part, by increases in net gains recognized on sales of assets and revenues from direct financing leases totaling $226 thousands and $133 thousand, respectively.

The decrease in revenues from operating leases was mostly attributable to run-off and sales of lease assets.

As partial offsets, net gains on sales of assets increased primarily due to a stronger market demand for the containers sold during the first half of 2009 as compared to the prior year period; and direct financing lease revenues increased mainly due to a higher negotiated rate on a lease that renewed in 2008.

Expenses

Total expenses for the first six months of 2009 decreased by $247 thousand, or 5%, as compared to the prior year period. The net decline in expenses was primarily a result of decreases in depreciation expense, provision for impairment losses, and professional fees offset, in part, by increases in vessel maintenance and other operating costs, franchise fees and taxes, insurance fees and other expenses.

The decrease in depreciation expense totaled $482 thousand and was mainly due to continued run-off of the lease asset portfolio and sales of terminating lease assets. The provision for impairment losses decreased as the Partnership had previously recorded losses of $200 thousand related to impaired refrigerated containers during the first quarter of 2008; and professional fees was reduced by $55 thousand primarily as a result of a period over period reduction in audit related fees and tax preparation fees.

Partly offsetting the above decreases in expenses was a $201 thousand increase in marine vessel maintenance and other operating costs. The increase was mainly due to a year-to-date increase in vessel activity. Moreover, franchise fees and state taxes increased by $120 thousand resulting from a period over period increase in state franchise and income tax liability and estimated tax payments. Insurance fees increased by $113 thousand mainly due to a period over period increase in insuring the marine vessels; and other expenses increased by $78 thousand mostly due to higher property taxes and management fees associated with the Partnership’s marine vessels.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $1.0 million for the second quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily attributable to increased collections of accounts receivable offset, in part, by a decrease in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The increase in collections of accounts receivable improved cash flow by $2.0 million and was primarily a result of the growth in revenues related to the increased vessel activity during the first quarter of 2009; while the decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $1.0 million and was primarily due to decreased operating lease revenue.

•	Investing Activities

Cash used in investing activities totaled $735 thousand for the second quarter of 2009 compared to cash provided by investing activities of $313 thousand for the prior year period, a $1.0 million decrease. The net reduction in cash was mainly due to approximately $940 thousand of capitalized improvements made on the Partnership’s marine vessels combined with a $100 thousand decline in proceeds from sales of lease assets, resulting from a period over period decrease in sales of railcars.

•	Financing Activities

The Partnership had no financing activities during the second quarters of 2009 and 2008.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $1.5 million for the first six months of 2009 as compared to the prior year period. The net increase in cash flow was primarily attributable to increased collections of accounts receivable coupled with an increase in accrued liabilities. These increases in cash were offset, in part, by decreases in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense, and unearned lease income.

The increase in collections of accounts receivable totaled $2.0 million and was attributable to a greater level of receipts of prior period billings related to vessel activity; while the increase in accrued liabilities totaled $813 thousand and was mainly a result of period-end accruals related to taxes, vessel operating costs and vessel improvements.

The aforementioned improvement in cash flow was partially offset by decreases in net operating results, as adjusted for non-cash items, and in unearned lease income totaling $1.2 million and $129 thousand, respectively. The decrease in net operating results, as adjusted for non-cash items, was primarily due to decreased operating lease revenue; and the reduction in unearned lease income was attributable to the period over period decline in prepaid rents.

•	Investing Activities

Cash used in investing activities totaled $552 thousand for the first half of 2009 compared to cash provided by investing activities of $676 thousand for the prior year period, a $1.2 million decrease. The net reduction in cash was mainly due to approximately $965 thousand of capitalized improvements made on the marine vessels combined with a $235 thousand decline in proceeds from sales of lease assets, resulting from a period over period decrease in sales of railcars.

•	Financing Activities

Net cash used in financing activities decreased by $2.1 million, or 100%, for the first six months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to the Limited Partners and the General Partner. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At June 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 13, 2009

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