Form 10-Q
period 2009-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2009-11-13
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Partnership Units outstanding as of October 31, 2009 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$5,359	$2,376
Accounts receivable, net of allowance for doubtful accounts of $8 as of September 30, 2009 and $4 as of December 31, 2008	295	2,343
Investments in equipment and leases, net of accumulated depreciation of $51,094 as of September 30, 2009 and $51,512 as of December 31, 2008	11,801	12,858
Other assets	45	63

Total assets	$17,500	$17,640

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$411	$425
Due to affiliates	2	—
Other	1,248	443
Unearned operating lease income	250	228

Total liabilities	1,911	1,096

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	15,589	16,544

Total Partners’ capital	15,589	16,544

Total liabilities and Partners’ capital	$17,500	$17,640

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$804	$3,127	$4,166	$7,240
Direct financing leases	93	18	272	64
Gain (loss) on sales of assets	43	146	114	(9)
Interest income	1	14	1	46
Other	12	14	13	27

Total revenue	953	3,319	4,566	7,368

Expenses:
Depreciation of operating lease assets	574	774	1,787	2,469
Marine vessel maintenance and other operating costs	76	619	1,428	1,770
Interest expense	—	2	—	9
Cost reimbursements to General Partner	—	—	750	750
Provision for impairment losses	—	—	—	191
Equipment and incentive management fees to General Partner	29	100	168	252
Railcar and equipment maintenance	112	135	393	452
Professional fees	21	11	109	154
Outside services	9	24	48	63
Other management fees	48	158	228	333
Insurance	51	107	195	138
Equipment storage	5	—	20	—
Franchise fees and state taxes	37	—	157	—
Property taxes	25	2	133	16
(Reversal of) provision for doubtful accounts	(3)	(6)	4	(9)
Other	32	17	102	108

Total operating expenses	1,016	1,943	5,522	6,696

(Loss) income from operations	(63)	1,376	(956)	672
Other (expense) income, net	—	(17)	1	(11)

Net (loss) income	$(63)	$1,359	$(955)	$661

Net income (loss):
General Partner	$—	$—	$—	$152
Limited Partners	(63)	1,359	(955)	509

	$(63)	$1,359	$(955)	$661

Net income (loss) per Limited Partnership Unit	$0.00	$0.09	$(0.06)	$0.03
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	14,985,550	$21,746	$—	$21,746
Distributions to Limited Partners ($0.42 per Unit)	—	(6,222)	—	(6,222)
Distributions to General Partner	—	—	(504)	(504)
Net income	—	1,020	504	1,524

Balance December 31, 2008	14,985,550	16,544	—	16,544
Net loss	—	(955)	—	(955)

Balance September 30, 2009	14,985,550	$15,589	$—	$15,589

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(63)	$1,359	$(955)	$661
Adjustments to reconcile net (loss) income to cash provided by operating activities:
(Gain) loss on sales of assets	(43)	(146)	(114)	9
Depreciation of operating lease assets	574	774	1,787	2,469
Amortization of unearned income on direct finance leases	(93)	(18)	(272)	(64)
Change in fair value of interest rate swap contracts	—	(2)	—	(7)
(Reversal of) provision for doubtful accounts	(3)	(6)	4	(9)
Provision for credit losses	—	—	—	191
Changes in operating assets and liabilities:
Accounts receivable	70	(436)	2,044	(460)
Other assets	(14)	(35)	18	(55)
Accounts payable:
General Partner	15	(40)	(14)	(108)
Other	212	(18)	805	(198)
Affiliates	1	—	2	—
Accrued interest payable	—	—	—	(1)
Unearned lease income	205	167	22	113

Net cash provided by operating activities	861	1,599	3,327	2,541

Investing activities:
Proceeds from sales of lease assets	166	469	375	914
Payments received on direct finance leases	108	23	312	245
Proceeds from sales of securities	—	—	—	9
Improvements to operating lease equipment - vessels	(66)	—	(1,031)	—

Net cash provided by (used in) investing activities	208	492	(344)	1,168

Financing activities:
Payment of non-recourse debt	—	—	—	(24)
Distributions:
General Partner	—	—	—	(152)
Limited Partners	—	—	—	(1,876)

Net cash used in financing activities	—	—	—	(2,052)

Net increase in cash and cash equivalents	1,069	2,091	2,983	1,657
Cash and cash equivalents at beginning of period	4,290	3,475	2,376	3,909

Cash and cash equivalents at end of period	$5,359	$5,566	$5,359	$5,566

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$12	$2	$122	$32

Cash paid during the period for interest	$—	$2	$—	$10

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2009, 14,985,550 Units were issued and outstanding.

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

As of September 30, 2009, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The Partnership has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Per Unit data:

Net (loss) income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Partnership adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Partnership’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Partnership for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Partnership’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Partnership only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$12,356	$431	$(1,782)	$11,005
Net investment in direct financing leases	630	20	(40)	610
Assets held for sale or lease, net	156	282	(5)	433
Impairment loss reserve	(284)	37	—	(247)

Total	$12,858	$770	$(1,827)	$11,801

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. At September 30, 2009 and December 31, 2008, the Company carried an impairment loss reserve totaling $247 thousand and $284 thousand, respectively. The reserve relates to refrigerated containers and is accounted for as an adjustment to the cost basis of the related equipment. The $37 thousand change in reserve represents impairment related to assets disposed of since December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $574 thousand and $774 thousand for the respective three months ended September 30, 2009 and 2008, and $1.8 million and $2.5 million for the respective nine months ended September 30, 2009 and 2008.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Transportation	$41,259	$—	$(4,429)	$36,830
Marine vessels	16,471	1,031	—	17,502
Mining equipment	4,222	—	—	4,222
Construction	1,047	—	(615)	432
Materials handling	83	—	—	83
Other	415	—	(103)	312

	63,497	1,031	(5,147)	59,381
Less accumulated depreciation	(51,141)	(1,782)	4,547	(48,376)

Total	$12,356	$(751)	$(600)	$11,005

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at September 30, 2009 and December 31, 2008.

The Partnership earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $100 thousand and $2.0 million for the respective three months ended September 30, 2009 and 2008; and $1.8 million and $3.9 million for the respective nine months ended September 30, 2009 and 2008.

Direct financing leases:

As of September 30, 2009 and December 31, 2008, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$1,428	$1,647
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,503	1,722
Less unearned income	(893)	(1,092)

Net investment in direct financing leases	$610	$630

There were no net investments in direct financing leases in nonaccrual status as of September 30, 2009 and December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At September 30, 2009, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$369	$107	$476
Year ending December 31, 2010	1,710	399	2,109
2011	945	389	1,334
2012	667	368	1,035
2013	140	165	305

	$3,831	$1,428	$5,259

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Materials handling	7 - 10
Transportation, other	7 - 10
Construction	7 - 10

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three and nine months ended September 30, 2009 and 2008, AFS earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equipment and incentive management fees to General Partner	$29	$100	$168	$252
Cost reimbursements to General Partner	—	—	750	750

	$29	$100	$918	$1,002

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $674 thousand excess reimbursable administrative expenses as of September 30, 2009.

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

6. Partners’ Capital:

As of September 30, 2009 and December 31, 2008, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

7. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 - Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Partnership’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At September 30, 2009 and December 31, 2008, the Partnership had no financial assets or liabilities that require measurement on a recurring or non-recurring basis.

The Partnership has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Partnership’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Partnership’s financial statements and related notes.

At September 30, 2009 and December 31, 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of September 30, 2009, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Partnership had a net loss of $63 thousand for the third quarter of 2009 as compared to net income of $1.4 million for the prior year quarter. The results for the third quarter of 2009 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2009 decreased by $2.4 million, or 71%, as compared to the prior year period. The net decrease in total revenues was primarily a result of a $2.3 million decrease in operating lease revenue and a $103 thousand decrease in gains on sales of lease assets offset, in part, by a $75 thousand increase in revenues from direct financing leases.

Approximately $1.9 million of the total quarter over quarter decline in operating lease revenue was attributable to a reduction in usage-based rental revenues earned from the Partnership’s marine vessels, as there was no demand for such vessels during the third quarter of 2009. Variations in utilization can significantly change the Fund’s revenue stream. Operating lease revenues further declined due to continued run-off and sales of lease assets.

The decrease in gains on sales of lease assets was primarily due to the higher volume of equipment, primarily refrigerated containers and jumbo open barges sold during the prior year period.

As a partial offset, direct financing lease revenues increased largely due to a higher negotiated rate on a lease that renewed during the fourth quarter of 2008.

Expenses

Total operating expenses for the third quarter of 2009 decreased by $927 thousand, or 48%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, other management fees, management fees paid to AFS and insurance expense. These decreases in operating expense were partially offset by increases in franchise fees and state taxes, and in property tax expense.

Vessel maintenance and other operating costs declined by $543 thousand mainly due to vessel inactivity during the third quarter of 2009. The decrease in depreciation expense totaled $200 thousand and was largely a result of continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Management fees paid to a third party manager declined by $110 thousand as a result of vessel inactivity during the third quarter of 2009. Likewise, management fees paid to AFS decreased by $71 thousand due to vessel inactivity as well as the normal continued decline in managed assets and related rents resulting from liquidation stage activities. The inactivity of the marine vessels during the current quarter also resulted in a $56 thousand decline in the cost of insuring the vessels.

The aforementioned decreases in expenses were partially offset by increases in franchise fees and state taxes, and property tax expense totaling $37 thousand and $23 thousand, respectively. The period over period increases reflect the quarterly allocation of anticipated annual franchise fees and state taxes, and property tax expense which were previously reported on an annual basis.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Partnership had a net loss of $955 thousand for the first nine months of 2009 as compared to net income of $661 thousand for the prior year period. The results for the first nine months of 2009 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2009 decreased by $2.8 million, or 38%, as compared to the prior year period. The net decrease in total revenues was primarily a result of a $3.1 million decrease in operating lease revenue offset, in part, by increases in revenues from direct financing leases and net gains recognized on sales of assets totaling $208 thousand and $123 thousand, respectively.

The decrease in revenues from operating leases was mostly attributable to a reduction in usage-based rental revenues earned from the Partnership’s marine vessels, as well run-off and sales of lease assets.

As partial offsets, direct financing lease revenues increased mainly due to a higher negotiated rate on a lease that renewed during the fourth quarter of 2008; and net gains on sales of assets increased primarily due to a stronger year-to-date market demand for the containers and other lease assets sold in 2009 as compared to the prior year period.

Expenses

Total expenses for the first nine months of 2009 decreased by $1.2 million, or 18%, as compared to the prior year period. The net decline in expenses was primarily a result of decreases in depreciation expense, vessel maintenance and other operating costs, provision for impairment losses, other management fees, and management fees paid to AFS. These decreases were partially offset by increases in franchise fees and taxes, and property taxes.

The decrease in depreciation expense totaled $682 thousand and was mainly due to continued run-off of the lease asset portfolio and sales of terminating lease assets. Vessel maintenance and other operating costs declined by $342 thousand largely due to vessel inactivity during the third quarter of 2009; and the provision for impairment losses decreased by $191 thousand reflecting losses of $200 thousand related to impaired refrigerated containers during the first quarter of 2008.

Moreover, management fees paid to a third party manager declined by $105 thousand as a result of the vessel inactivity during the third quarter of 2009. Likewise, management fees paid to AFS decreased by $84 thousand due to vessel inactivity as well as the normal continued decline in managed assets and related rents resulting from liquidation stage activities.

Partly offsetting the above decreases in expenses were increases in franchise fees and state taxes, and property tax expense totaling $157 thousand and $117 thousand, respectively. The period over period increases reflect the quarterly allocation of anticipated annual franchise fees and state taxes, and property tax expense which were previously reported on an annual basis.

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

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $738 thousand for the third quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily attributable to a decrease in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense offset, in part, by favorable changes in both accounts receivable and accrued liabilities balances.

The reduction in net operating results, as adjusted for non-cash items, reduced cash flow by $1.6 million and was primarily due to a decline in usage-based rental revenues from the Partnership’s marine vessels.

As a partial offset, the reduction in accounts receivable improved cash flow by $506 thousand and was largely due to unpaid receivables related to marine vessel rental revenue that were included in the prior period amount. Likewise, the increase in payables and accrued liabilities improved cash flow by $285 thousand. The increase was mainly due to third quarter 2009 period-end accruals related to taxes and vessel operating and maintenance expenses.

•	Investing Activities

Cash provided by investing activities declined by $284 thousand for the third quarter of 2009 compared to the prior year period. The net reduction in cash flow was mainly due to a $303 thousand decline in proceeds from sales of lease assets, resulting from the period over period decrease in the volume of lease assets sold. In addition, cash flow decreased as a result of approximately $66 thousand of capitalized improvements made on the Partnership’s marine vessels.

The aforementioned decreases in cash flow were partially offset by an $85 thousand increase in payments received on direct finance leases. The increase was a result of a higher negotiated rate on a lease that renewed during the fourth quarter of 2008.

•	Financing Activities

The Partnership had no financing activities during the third quarters of 2009 and 2008.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $786 thousand for the first nine months of 2009 as compared to the prior year period. The net increase in cash flow was primarily attributable to increased collections of accounts receivable coupled with an increase in accrued liabilities. These increases in cash were offset, in part, by decreases in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The increase in collections of accounts receivable totaled $2.5 million and was mainly attributable to a greater level of receipts of prior period billings related to vessel activity through the second quarter of 2009; while the increase in accrued liabilities totaled $1.1 million and was mainly a result of period-end accruals related to taxes, vessel operating costs and vessel improvements.

The aforementioned improvement in cash flow was partially offset by a decrease in net operating results, as adjusted for non-cash items, totaling $2.8 million. The decrease in net operating results, as adjusted for non-cash items, was primarily due to a decline in usage-based rental revenues from the Partnership’s marine vessels as well as run-off and sales of lease assets.

•	Investing Activities

Cash used in investing activities totaled $344 thousand for the first nine months of 2009 compared to cash provided by investing activities of $1.2 million for the prior year period, a $1.5 million decrease. The net reduction in cash was mainly due to approximately $1.0 million of capitalized improvements made on the marine vessels combined with a $539 thousand decline in proceeds from sales of lease assets, resulting from a period over period decrease in sales of railcars, containers and other lease assets.

•	Financing Activities

Net cash used in financing activities decreased by $2.1 million, or 100%, for the first nine months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to the Limited Partners and the General Partner. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At September 30, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 13, 2009

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