Form 10-K
period 2009-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2010-03-23
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2010 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2009, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2009, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2009, the Partnership had purchased equipment with a total acquisition price of $306.0 million.

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

During 2009 and 2008, one lessee generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2009	2008
Gulfmark Management, Inc.	Marine Vessel	39%	56%

These percentages are not expected to be comparable in future periods. Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership believes it could, in a relatively short period, engage a replacement manager.

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2009 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$130,736	42.73%
Manufacturing	45,710	14.94%
Mining	30,756	10.05%
Marine vessels	30,665	10.02%
Materials handling	16,319	5.33%
Office automation	11,450	3.74%
Medical	9,134	2.99%
Computers	8,621	2.82%
Aircraft	6,311	2.06%
Other *	16,272	5.32%

	$305,974	100.00%

*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.11%
Transportation, other	46,302	15.13%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.50%
Electronics	26,062	8.52%
Mining	17,671	5.78%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other *	11,255	3.68%

	$305,974	100.00%

*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2009, the Partnership had disposed of certain leased assets as set forth below (dollars in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense *
Transportation	$78,098	$20,150	$57,805
Mining	47,499	12,064	43,611
Materials handling	28,786	7,717	30,561
Marine vessels	12,802	2,207	13,041
Office automation	16,927	1,847	16,238
Medical	13,206	8,422	13,667
Aircraft	10,982	3,757	9,618
Manufacturing	9,898	3,505	8,122
Other	11,709	984	29,507

	$229,907	$60,653	$222,170

*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2009, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Certain of the Partnership’s lessee customers have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Partnership’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Partnership does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 5,206 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2009. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2009. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2009, the value of the Partnership’s assets, calculated on this basis, was approximately $1.64 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales refinancing as may be necessary to cause total distributions to the Limited Partners in each of the six years during the Reinvestment Period to equal $1.00 per Unit. The Reinvestment Period ended December 31, 2004.

Distributions were paid in December 2009, December 2008 and January 2008 from cash generated from 2009, 2008 and 2007 operations, respectively. The rates were $0.08, $0.29 and $0.13 per Unit for each of the aforementioned period.

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

As of December 31, 2009, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2009 and 2008, the Partnership had exceeded such limitations by approximately $877 thousand and $887 thousand, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation	46%	49%
Marine Vessels	29%	24%
Retail/Food industry	*	12%

*	Less than 10%

During 2009 and 2008, one customer accounted for 39% and 56%, respectively, of the Partnership’s revenue from leases. Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership believes it could, in a relatively short period, engage a replacement manager.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1997 through 2002. The utilization percentage of existing assets under lease was 87% and 99% as of December 31, 2009 and 2008, respectively. The decline in asset utilization was primarily a result of the economic downturn which began during the second half of 2008. Such downturn effectively reduced lessee needs for continued deployment of expiring lease assets.

2009 versus 2008

The Partnership had a net loss of $1.0 million for the year ended December 31, 2009 as compared to net income of $1.5 million for the prior year. The results for 2009 reflect decreases in both total revenues and total operating expenses when compared to the prior year.

Revenues

Total revenues for 2009 decreased by $5.0 million, or 48%, as compared to the prior year. The net decrease in total revenues was comprised of decreases in operating lease revenue and interest income totaling $5.3 million and $51 thousand, respectively, offset, in part, by increases in net gains recognized on sales of assets and revenues from direct financing leases totaling $169 thousand and $137 thousand, respectively.

The decrease in revenues from operating leases was mostly attributable to a reduction in usage-based rental revenues earned from the Partnership’s marine vessels as the economic downturn heavily impacted demand for such vessels during 2009. The year over year decrease in such vessel-related revenues was approximately $3.9 million. Moreover, operating lease revenue also declined as a result of continued run-off and disposition of lease assets consistent with a Fund in liquidation.

Interest income declined due to the year over year decrease in the Partnership’s interest earning cash balances, the change in the Partnership’s depository account to a non-interest bearing account to ensure maximum FDIC insurance coverage on deposits, and a lower interest rate environment relative to investments in money market instruments.

As a partial offset, net gains on sales of assets increased largely due to the respective structural type of containers sold, a majority of which consisted of steel in 2009 and aluminum in 2008. Steel containers tend to last longer and retain a larger resale value than aluminum containers. In addition, direct financing lease revenues increased mainly due to a higher negotiated rate on a lease that renewed during the fourth quarter of 2008.

Expenses

Total expenses for 2009 decreased by $2.5 million, or 28%, as compared to the prior year. The net decline in expenses was primarily a result of decreases in vessel maintenance and other operating costs, depreciation expense, other management fees, provision for impairment losses, management fees paid to AFS and railcar maintenance expense. These decreases were partially offset by increases in franchise fees and state taxes, and property taxes.

The decrease in vessel maintenance and other operating costs totaled $1.2 million and was largely due to reduced demand for the Partnership’s marine vessels as a result of the economic downturn previously discussed. The lower demand resulted in vessel inactivity during the latter half of 2009. Depreciation expense declined by $847 thousand mainly due to continued run-off of the lease asset portfolio and sales of terminating lease assets; and management fees paid to a third party manager declined by $265 thousand as a result of the vessel inactivity during the last six months of 2009.

Moreover, the provision for impairment losses decreased by $235 thousand reflecting losses related to impaired refrigerated containers recorded in 2008. There were no such losses during 2009. Management fees paid to AFS decreased by $120 thousand largely due to lower current year incentive fees, as distributions of cash from operations during 2009 was considerably lower when compared to 2008, and the continued decline in managed assets and related rents resulting from liquidation stage activities. Finally, the decline in railcar maintenance expense, which totaled $114 thousand, was mainly a result of continued run-off of the railcar portfolio and increased off-lease railcars.

Partly offsetting the above decreases in expenses were increases in franchise fees and state taxes, and property tax expense totaling $194 thousand and $134 thousand, respectively, on year over year increase in estimated tax assessments.

Other

The Partnership recorded other loss, net totaling $6 thousand and $27 thousand for 2009 and 2008, respectively. The decrease in other loss, net was primarily attributable to a reduction in losses from foreign currency transactions. The decrease in foreign currency losses was a result of the year over year weakness of the U.S. currency against the British pound, which comprises the majority of the Partnership’s foreign currency transactions.

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

The changes in the Partnership’s cash flow for 2009 when compared to prior year are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $737 thousand for the year ended December 31, 2009 as compared to the prior year. The 20% net decrease in cash flow was primarily attributable to a year over year decline in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense. This decrease was partially offset by increases in cash flow resulting from increased collections of accounts receivable and the year over year change in accounts payable and accrued liabilities.

The decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $3.9 million and was largely due to the decline in operating lease revenues as the Partnership experienced a significant year over year decline in usage-based rental revenues from its marine vessels. This decrease in usage-based rental revenues was offset, in part, by lower vessel maintenance and operating costs. In addition, operating lease revenues was reduced due to continued run-off and sales of lease assets.

As a partial offset, the increase in collections of accounts receivable increased cash flow by $2.6 million. The increase was mainly attributable to the 2009 collection of prior year-end billings related to vessel activity. Likewise, the year over year change in accounts payable and accrued liabilities increased cash flow by $562 thousand thousand and was largely due to lesser amounts of cash required to settle prior year accruals, combined with higher amounts of year-end accruals related to taxes, vessel maintenance costs and vessel improvements.

•	Investing Activities

Cash used in investing activities totaled $77 thousand for 2009 compared to cash provided by investing activities of $1.6 million for the prior year, a $1.7 million decrease. The net reduction in cash was mainly due to approximately $1.0 million of capitalized improvements made on the marine vessels during 2009, combined with a $650 thousand decrease in proceeds from sales of lease assets, resulting from a year over year decline in the volume of railcars, containers and other lease assets sold during 2009 as compared to the prior year.

•	Financing Activities

Net cash used in financing activities decreased by $5.5 million, or 81%, for 2009 as compared to the prior year. The decrease in cash used (increase in cash flow) was primarily due to the payment of two distributions during 2008 compared to one payment made in 2009. The 2008 distributions, totaling $2.0 million and $4.7 million, were paid with cash from 2007 and 2008 operations, respectively; and the 2009 distribution, totaling $1.3 million, was paid with cash from 2009 operations. The distributions were based on cash available net of any short-term payables and reserves as determined by the General Partner.

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

Certain sources of non-recourse debt financing are also available to the Partnership, which the Partnership uses on a transaction basis as a means of mitigating credit risk, as the credit risk is effectively transferred to the lender who retains recourse against collateralized assets. All of the Partnership’s outstanding non-recourse debt had been repaid as of March 31, 2008. The General Partner does not anticipate any future non-recourse borrowings on behalf of the Partnership.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. See Item 5, Market for Registrants’ Limited partnership Units and Related Matters, for additional information regarding the distributions. At December 31, 2009, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms vary as to the type of equipment subject to the leases, the needs of the lessees and the terms negotiated, but initial leases were generally from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

The Partnership earns revenues from its marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 23, 2010

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$3,898	$2,376
Accounts receivable, net of allowance for doubtful accounts of $1 as of December 31, 2009 and $4 as of December 31, 2008	284	2,343
Investments in equipment and leases, net of accumulated depreciation of $50,345 as of December 31, 2009 and $51,512 as of December 31, 2008	11,196	12,858
Other assets	11	63

Total assets	$15,389	$17,640

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$432	$425
Due to affiliates	2	—
Other	566	443
Unearned operating lease income	142	228

Total liabilities	1,142	1,096

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	14,247	16,544

Total Partners’ capital	14,247	16,544

Total liabilities and Partners’ capital	$15,389	$17,640

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Leasing activities:
Operating leases	$4,906	$10,200
Direct financing leases	362	225
Gain on sales of assets	202	33
Interest income	1	52
Other	27	27

Total revenue	5,498	10,537
Expenses:
Depreciation of operating lease assets	2,303	3,150
Marine vessel maintenance and other operating costs	1,430	2,664
Interest expense	—	9
Cost reimbursements to General Partner	750	750
Provision for impairment loss	—	235
Equipment and incentive management fees to General Partner	235	355
Railcar and equipment maintenance	494	608
Professional fees	143	241
Insurance	244	205
Outside services	71	83
Other management fees	271	536
Equipment storage	61	—
Franchise fees and state taxes	194	—
Reversal of provision for doubtful accounts	(3)	(11)
Property taxes	173	39
Other	127	122

Total expenses	6,493	8,986

(Loss) income from operations	(995)	1,551
Other loss, net	(6)	(27)

Net (loss) income	$(1,001)	$1,524

Net income (loss):
General Partner	$97	$504
Limited Partners	(1,098)	1,020

	$(1,001)	$1,524

Net (loss) income per Limited Partnership Unit	$(0.07)	$0.07
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2007	14,985,550	$21,746	$—	$21,746
Distributions to Limited Partners ($0.42 per Unit)	—	(6,222)	—	(6,222)
Distributions to General Partner	—	—	(504)	(504)
Net income	—	1,020	504	1,524

Balance December 31, 2008	14,985,550	16,544	—	16,544
Distributions to Limited Partners ($0.08 per Unit)	—	(1,199)	—	(1,199)
Distributions to General Partner	—	—	(97)	(97)
Net (loss) income	—	(1,098)	97	(1,001)

Balance December 31, 2009	14,985,550	$14,247	$—	$14,247

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net (loss) income	$(1,001)	$1,524
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of assets	(202)	(33)
Depreciation of operating lease assets	2,303	3,150
Amortization of unearned income on direct financing leases	(362)	(225)
Change in fair value of interest rate swap contracts	—	(7)
Reversal of provision for doubtful accounts	(3)	(11)
Provision for impairment loss	—	235
Changes in operating assets and liabilities:
Accounts receivable	2,062	(557)
Other assets	52	(29)
Accounts payable:
General Partner	7	(121)
Other	123	(311)
Affiliates	2	—
Accrued interest payable	—	(1)
Unearned lease income	(86)	18

Net cash provided by operating activities	2,895	3,632
Investing activities:
Proceeds from sales of lease assets	534	1,184
Payments received on direct financing lease	420	422
Proceeds from sales of securities	—	9
Improvements to operating lease assets	(1,031)	(30)

Net cash (used in) provided by investing activities	(77)	1,585
Financing activities:
Repayments of non-recourse debt	—	(24)
Distributions to General Partner	(97)	(504)
Distributions to Limited Partners	(1,199)	(6,222)

Net cash used in financing activities	(1,296)	(6,750)
Net increase (decrease) in cash and cash equivalents	1,522	(1,533)
Cash and cash equivalents at beginning of year	2,376	3,909

Cash and cash equivalents at end of year	$3,898	$2,376

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$133	$32

Cash paid during the year for interest	$—	$10

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2009, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2009, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Partnership. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases were generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

The Partnership earns revenues from its marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” cost on its vessels. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Asset valuation:

Recorded values of the Partnership’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For each of the years ended December 31, 2009 and 2008, 98% of the Partnership’s operating revenues were from customers domiciled in the United States. The remaining 2% represents operating revenues from customers domiciled in the United Kingdom.

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

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the year ended December 31, 2009, income taxes and franchise taxes totaled $194 thousand. There was no provision for state income taxes and franchise fees for 2008. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 as follows (in thousands):

	2009	2008
Financial statement basis of net assets	$14,247	$16,544
Tax basis of net assets (unaudited)	(16,674)	(16,448)

Difference	$30,921	$32,992

The primary differences between the tax bases of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net (loss) income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net (loss) income per financial statements	$(1,001)	$1,524
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,738	2,820
Provision for doubtful accounts	(4)	(511)
Provision for losses	—	201
Adjustments to lease revenues	57	1,626
Adjustments to gain on sales of assets	332	970
Other	(52)	—

Income per federal tax return (unaudited)	$1,070	$6,630

Per Unit data:

Net (loss) income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Other loss, net:

Other loss, net consists of losses on foreign currency transactions and gains on interest rate swap contracts, and is detailed below for 2009 and 2008, respectively (in thousands):

	2009	2008
Foreign currency loss	$(6)	$(34)
Change in fair value of interest rate swap contracts	—	7

	$(6)	$(27)

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Partnership beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation	46%	49%
Marine Vessels	29%	24%
Retail/Food industry	*	12%

*	Less than 10%

During 2009 and 2008, one lessee generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Gulfmark Management, Inc.	Marine Vessel	39%	56%

These percentages are not expected to be comparable in future periods. Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership believes it could, in a relatively short period, engage a replacement manager.

4. Allowance for doubtful accounts:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance as of January 1, 2008	$516
Provision (adjustment to provision)	(11)
Charge offs	(501)

Balance as of December 31, 2008	4
Provision (adjustment to provision)	(3)

Balance as of December 31, 2009	$1

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$12,156	$303	$(2,297)	$10,162
Net investment in direct financing leases	630	19	(57)	592
Assets held for sale or lease, net	72	376	(6)	442

Total	$12,858	$698	$(2,360)	$11,196

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2009. During 2008, the Partnership recorded $244 thousand of impairment losses related to certain impaired refrigerated containers. The impairment was accounted for as an adjustment to the cost basis of the equipment. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $2.3 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Transportation	$41,059	$—	$(8,798)	$32,261
Marine vessels/barges	16,471	1,031	—	17,502
Mining	4,222	—	—	4,222
Construction	1,047	—	(616)	431
Materials handling	83	—	—	83
Other	415	—	(141)	274

	63,297	1,031	(9,555)	54,773
Less accumulated depreciation	(51,141)	(2,297)	8,827	(44,611)

Total	$12,156	$(1,266)	$(728)	$10,162

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at December 31, 2009 and 2008.

The Partnership earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $1.8 million and $5.9 million for the years ended December 31, 2009 and 2008, respectively.

There were no operating leases in non-accrual status at December 31, 2009 and 2008.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2009 and 2008, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$1,320	$1,647
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,395	1,722
Less unearned income	(803)	(1,092)

Net investment in direct financing leases	$592	$630

There were no net investments in direct financing leases in nonaccrual status as of December 31, 2009 and 2008.

At December 31, 2009, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ended December 31, 2010	$1,706	$399	$2,105
2011	893	389	1,282
2012	664	368	1,032
2013	140	164	304

	$3,403	$1,320	$4,723

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

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. The Partnership would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

During the years ended December 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2009	2008
Equipment and incentive management fees to General Partner	$235	$355
Cost reimbursements to General Partner and/or affiliates	750	750

	$985	$1,105

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $877 thousand and $887 thousand excess reimbursable administrative expenses at December 31, 2009 and 2008, respectively.

7. Receivables funding program:

In 1998, the Partnership entered into a $65 million receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. The RF Program provided for borrowing at a variable interest rate and required AFS, on behalf of the Partnership, to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The RF Program expired as to new borrowings in April 2002 and was terminated in January 2007 with the interest rate swap agreements remaining in effect through December 2008. The interest rate swap agreements had effectively fixed the variable interest rates on the Partnership’s borrowings. No actual borrowing or lending was involved. As of December 31, 2008, all interest rate swap agreements have terminated. Prior to the termination, the interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

9. Partners’ capital:

As of December 31, 2009 and 2008, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Partners’ capital (continued):

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2009	2008
Distributions declared	$1,199	$6,222
Weighted average number of Units outstanding	14,985,550	14,985,550

Weighted average distributions per Unit	$0.08	$0.42

10. Fair value measurements:

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

At December 31, 2009 and 2008, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

At December 31, 2009 and 2008, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a subsidiary under the control of ACG and performs services for the Partnership. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Distribution of Cash from Operations

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

Distribution of Cash from Sales or Refinancing

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Dean Cash	Initial Limited Partner Units	0.0002%
	600 California Street, 6th Floor	25 Units ($250)
	San Francisco, CA 94108	(owned by wife)

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and other fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$77	$85
Other	1	19

	$78	$104

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Partnership’s annual financial statements and the review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the General Partner acts as the audit committee of the Partnership. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the General Partner acting on behalf of the board of directors of the General Partner in its role as the audit committee of the Partnership.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 23, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 23, 2010

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.