Form 10-Q
period 2010-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2010-05-12
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Partnership Units outstanding as of April 30, 2010 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,631	$3,898
Accounts receivable, net of allowance for doubtful accounts of $13 as of March 31, 2010 and $1 as of December 31, 2009	197	284
Investments in equipment and leases, net of accumulated depreciation of $50,049 as of March 31, 2010 and $50,345 as of December 31, 2009	10,707	11,196
Other assets	6	11

Total assets	$12,541	$15,389

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$808	$432
Due to affiliates	—	2
Other	642	566
Unearned operating lease income	176	142

Total liabilities	1,626	1,142

Partners’ capital:
General Partner	—	—
Limited Partners	10,915	14,247

Total Partners’ capital	10,915	14,247

Total liabilities and Partners’ capital	$12,541	$15,389

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$625	$2,046
Direct financing leases	88	88
Gain on sales of assets	66	20
Other	6	1

Total revenues	785	2,155

Expenses:
Depreciation of operating lease assets	412	582
Marine vessel maintenance and other operating costs	55	765
Cost reimbursements to General Partner	750	750
Equipment and incentive management fees to General Partner	21	78
Railcar and equipment maintenance	108	161
Professional fees	95	74
Insurance	47	89
Equipment storage	26	1
Franchise fees and state taxes	(10)	44
Provision (reversal of provision) for doubtful accounts	12	(4)
Property taxes	39	94
Other	124	130

Total operating expenses	1,679	2,764

Loss from operations	(894)	(609)
Other loss, net	(8)	—

Net loss	$(902)	$(609)

Net income (loss):
General Partner	$182	$—
Limited Partners	(1,084)	(609)

	$(902)	$(609)

Net loss per Limited Partnership Unit	$(0.07)	$(0.04)
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	14,985,550	$16,544	$—	$16,544
Distributions to Limited Partners ($0.08 per Unit)	—	(1,199)	—	(1,199)
Distributions to General Partner	—	—	(97)	(97)
Net (loss) income	—	(1,098)	97	(1,001)

Balance December 31, 2009	14,985,550	14,247	—	14,247
Distributions to Limited Partners ($0.15 per Unit)	—	(2,248)	—	(2,248)
Distributions to General Partner	—	—	(182)	(182)
Net (loss) income	—	(1,084)	182	(902)

Balance March 31, 2010	14,985,550	$10,915	$—	$10,915

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(902)	$(609)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain on sales of assets	(66)	(20)
Depreciation of operating lease assets	412	582
Amortization of unearned income on direct financing leases	(88)	(88)
Provision (reversal of provision) for doubtful accounts	12	(4)
Changes in operating assets and liabilities:
Accounts receivable	75	1,294
Other assets	5	(10)
Accounts payable:
General Partner	376	55
Other	76	66
Affiliates	(2)	1
Unearned lease income	34	—

Net cash (used in) provided by operating activities	(68)	1,267

Investing activities:
Proceeds from sales of lease assets	124	108
Payments received on direct financing leases	107	100
Improvements to operating leases	—	(25)

Net cash provided by investing activities	231	183

Financing activities:
Distributions:
General Partner	(182)	—
Limited Partners	(2,248)	—

Net cash used in financing activities	(2,430)	—

Net (decrease) increase in cash and cash equivalents	(2,267)	1,450
Cash and cash equivalents at beginning of period	3,898	2,376

Cash and cash equivalents at end of period	$1,631	$3,826

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$—

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2010, 14,985,550 Units remain issued and outstanding.

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

As of March 31, 2010, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For each of the three months ended March 31, 2010 and 2009, 100% of the Partnership’s operating revenues were from customers domiciled in North America.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Recent accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Partnership for its year end 2009 reporting period with no impact on its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$10,162	$(18)	$(412)	$9,732
Net investment in direct financing leases	592	—	(20)	572
Assets held for sale or lease, net	442	(39)	—	403

Total	$11,196	$(57)	$(432)	$10,707

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $412 thousand and $582 thousand for the three months ended March 31, 2010 and 2009, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Transportation	$32,261	$—	$(628)	$31,633
Marine vessels/barges	17,502	—	—	17,502
Mining	4,222	—	—	4,222
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	274	—	—	274

	54,773	—	(628)	54,145
Less: accumulated depreciation	(44,611)	(412)	610	(44,413)

Total	$10,162	$(412)	$(18)	$9,732

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at both March 31, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $45 thousand and $1.2 million for the respective three months ended March 31, 2010 and 2009.

There were no operating leases in non-accrual status at March 31, 2010 and December 31, 2009.

Direct financing leases:

As of March 31, 2010 and December 31, 2009, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$1,213	$1,320
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,288	1,395
Less unearned income	(716)	(803)

Net investment in direct financing leases	$572	$592

There were no net investments in direct financing leases in nonaccrual status as of March 31, 2010 and December 31, 2009.

At March 31, 2010, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$1,298	$291	$1,589
Year ending December 31, 2011	893	389	1,282
2012	664	368	1,032
2013	140	165	305

	$2,995	$1,213	$4,208

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessels	20 - 30
Material handling	7 - 10
Transportation, other	7 - 10
Construction	7 - 10

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

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Equipment and incentive management fees to General Partner	$21	$78
Cost reimbursements to General Partner and/or affiliates	750	750

	$771	$828

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $571 thousand and $877 thousand excess reimbursable administrative expenses at March 31, 2010 and December 31, 2009, respectively.

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

6. Partners’ Capital:

As of March 31, 2010 and December 31, 2009, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Partners’ Capital (continued):

Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions declared	$2,248	$—
Weighted average number of Units outstanding	14,985,550	14,985,550

Weighted average distributions per Unit	$0.15	$—

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

At March 31, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

At March 31, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of March 31, 2010, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Partnership had net losses of $902 thousand and $609 thousand for the three months ended March 31, 2010 and 2009, respectively. The results for the first quarter of 2010 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2010 decreased by $1.4 million, or 64%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to the $1.4 million reduction in operating lease revenue, which declined largely due to an approximate $1.2 million period over period reduction in usage-based rental revenues from the Partnership’s marine vessels. The decline in usage-based rental revenues was primarily due to the economic downturn which continues to impact demand for such vessels. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

Expenses

Total operating expenses for the first quarter of 2010 decreased by $1.1 million, or 39%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, management fees paid to AFS, franchise fees and state taxes and railcar maintenance expense.

The decrease in vessel maintenance and operating costs totaled $710 thousand and was largely due to increased vessel inactivity during the first quarter of 2010, as compared to the prior year period, resulting from reduced demand for such vessels as previously discussed. Depreciation expense declined by $170 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets; and, management fees paid to AFS decreased by $57 thousand largely due to the continued decline in managed assets and related rents resulting from liquidation stage activities.

Moreover, franchise and state taxes decreased primarily as a result of a period over period reduction in estimated tax payments and liabilities; and, railcar maintenance expense declined mainly as a result of continued-run-off of the railcar portfolio and increased off-lease railcars.

Other

The Partnership recorded other loss, net totaling $8 thousand for the first quarter of 2010. There were no other income or loss, net for the first quarter of 2009. The entire first quarter 2010 amount represents losses from foreign currency transactions, resulting from the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

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

The changes in the Partnership’s cash flow for three months ended March 31, 2010 when compared to the prior year period are as follows:

•	Operating Activities

Cash used in operating activities during the first quarter of 2010 totaled $68 thousand as compared to cash provided by operating activities totaling $1.3 million for the first quarter of 2009. The $1.3 million net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts receivable activities and a decrease in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense. These decreases in cash flow were offset, in part, by a favorable year over year three-month change in accounts payable and accrued liabilities activities.

The unfavorable change in accounts receivable activities reduced cash flow by $1.2 million and was largely due to lower 2009 year-end billings related to marine vessel activity as compared to year-end 2008. Accordingly, receivables collected during the current quarter were significantly lower when compared to the prior year period. The decrease in net operating results, as adjusted for non-cash items, further reduced cash flow by $493 thousand and was mainly attributable to reduced operating lease revenue offset, in part, by the decrease in vessel maintenance and operating costs.

As a partial offset to the aforementioned decreases in cash flow, the favorable change in accounts payable and accrued liabilities activities improved cash flow by $328 thousand and was primarily attributable to increased first quarter 2010 period-end accruals related to administrative costs payable to AFS as compared to the prior year period.

•	Investing Activities

Cash provided by investing activities during the first quarter of 2010 increased by $48 thousand as compared to the prior year period. The net increase in cash flow was mainly due to a period over period reduction in capital improvements to operating lease assets as the first quarter 2009 amount included $25 thousand of capitalized improvements made on the Partnership’s marine vessels. In addition, cash flow increased by $16 thousand largely due to higher proceeds from sales of lease assets. The increase in such proceeds was primarily a result of a period over period increase in the number of containers and tank cars sold during the current quarter.

•	Financing Activities

Cash used in financing activities during the first quarter of 2010 increased by $2.4 million as compared to the prior year period. The entire increase represents distributions paid to both Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively. The Partnership had no financing activities during the first quarter of 2009.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At March 31, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 12, 2010

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