Form 10-Q
period 2010-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2010-08-13
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Partnership Units outstanding as of July, 31, 2010 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,988	$3,898
Accounts receivable, net of allowance for doubtful accounts of $11 as of June 30, 2010 and $1 as of December 31, 2009	236	284
Investments in equipment and leases, net of accumulated depreciation of $49,985 as of June 30, 2010 and $50,345 as of December 31, 2009	10,240	11,196
Other assets	2	11

Total assets	$12,466	$15,389

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$708	$432
Due to Affiliates	55	2
Other	727	566
Unearned operating lease income	94	142

Total liabilities	1,584	1,142

Partners’ capital:
General Partner	—	—
Limited Partners	10,882	14,247

Total Partners’ capital	10,882	14,247

Total liabilities and Partners’ capital	$12,466	$15,389

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands except units and per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$674	$1,316	$1,299	$3,362
Direct financing leases	83	91	171	179
Gain on sales of assets	57	51	123	71
Other	—	—	6	1

Total revenue	814	1,458	1,599	3,613

Expenses:
Depreciation of operating lease assets	411	631	823	1,213
Marine vessel maintenance and other operating costs	48	587	103	1,352
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	16	61	37	139
Railcar and equipment maintenance	110	120	218	281
Professional fees	44	14	139	88
Insurance	24	55	71	144
Outside services	20	17	36	39
Other management fees	77	103	151	180
Equipment storage	50	14	76	15
Franchise fees and state taxes	—	76	(10)	120
(Reversal of) provision for doubtful accounts	(1)	11	11	7
Property taxes	3	14	42	108
Other	43	39	77	70

Total operating expenses	845	1,742	2,524	4,506

Loss from operations	(31)	(284)	(925)	(893)
Other (expense) income, net	(2)	1	(10)	1

Net loss	$(33)	$(283)	$(935)	$(892)

Net (loss) income
General Partner	$—	$—	$182	$—
Limited Partners	(33)	(283)	(1,117)	(892)

	$(33)	$(283)	$(935)	$(892)

Net loss per Limited Partnership Unit	$0.00	$(0.02)	$(0.07)	$(0.06)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009 AND

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(in thousands except units and per unit data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	14,985,550	$16,544	$—	$16,544
Distributions to Limited Partners ($0.08 per Unit)	—	(1,199)	—	(1,199)
Distributions to General Partner	—	—	(97)	(97)
Net (loss) income	—	(1,098)	97	(1,001)

Balance December 31, 2009	14,985,550	14,247	—	14,247
Distributions to Limited Partners ($0.15 per Unit)	—	(2,248)	—	(2,248)
Distributions to General Partner	—	—	(182)	(182)
Net (loss) income	—	(1,117)	182	(935)

Balance June 30, 2010	14,985,550	$10,882	$—	$10,882

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net loss	$(33)	$(283)	$(935)	$(892)
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on sales of assets	(57)	(51)	(123)	(71)
Depreciation of operating lease assets	411	631	823	1,213
Amortization of unearned income on direct finance leases	(83)	(91)	(171)	(179)
(Reversal of) provision for doubtful accounts	(1)	11	11	7
Changes in operating assets and liabilities:
Accounts receivable	(37)	680	38	1,974
Other assets	4	42	9	32
Accounts payable:
General Partner	(100)	(84)	276	(29)
Other	85	527	161	593
Affiliates	55	—	53	1
Unearned operating lease income	(82)	(183)	(48)	(183)

Net cash provided by operating activities	162	1,199	94	2,466
Investing activities:
Proceeds from sales of lease assets	98	101	222	209
Payments received on direct finance leases	97	104	204	204
Improvements to lease equipment	—	(940)	—	(965)

Net cash provided by (used in) investing activities	195	(735)	426	(552)
Financing activities:
Distributions:
General Partner	—	—	(182)	—
Limited Partners	—	—	(2,248)	—

Net cash used in financing activities	—	—	(2,430)	—
Net increase (decrease) in cash and cash equivalents	357	464	(1,910)	1,914
Cash and cash equivalents at beginning of period	1,631	3,826	3,898	2,376

Cash and cash equivalents at end of period	$1,988	$4,290	$1,988	$4,290

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$43	$110	$45	$110

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2010, 14,985,550 Units remain issued and outstanding.

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

As of June 30, 2010, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For each of the three and six months ended June 30, 2010 and 2009, 100% of the Partnership’s operating revenues were from customers domiciled in North America.

Other (expense) income, net

Other (expense) income, net represents gains or losses from foreign currency transactions.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Partnership’s financial statements that include periods beginning on or after January 1, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$10,162	$(60)	$(823)	$9,279
Net investment in direct financing leases	592	—	(34)	558
Assets held for sale or lease, net	442	(39)	—	403

Total	$11,196	$(99)	$(857)	$10,240

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the six months ended June 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $411 thousand and $631 thousand for the three months ended June 30, 2010 and 2009, and was $823 thousand and $1.2 million for the respective six months ended June 30, 2010 and 2009.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Transportation	$32,261	$—	$(1,127)	$31,134
Marine vessels	17,502	—	—	17,502
Mining equipment	4,222	—	—	4,222
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	274	—	—	274

	54,773	—	(1,127)	53,646
Less: accumulated depreciation	(44,611)	(823)	1,067	(44,367)

Total	$10,162	$(823)	$(60)	$9,279

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at both June 30, 2010 and December 31, 2009.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The net revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $25 thousand and $474 thousand for the respective three months ended June 30, 2010 and 2009, and was $70 thousand and $1.7 million for the respective six months ended June 30, 2010 and 2009.

There were no operating leases in non-accrual status at June 30, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$1,116	$1,320
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,191	1,395
Less unearned income	(633)	(803)

Net investment in direct financing leases	$558	$592

There were no net investments in direct financing leases in non-accrual status as of June 30, 2010 and December 31, 2009.

At June 30, 2010, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$941	$194	$1,135
Year ending December 31, 2011	893	389	1,282
2012	664	368	1,032
2013	140	165	305

	$2,638	$1,116	$3,754

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale, and for management of the Partnership.

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

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equipment and incentive management fees to General Partner	$16	$61	$37	$139
Cost reimbursements to General Partner and/or affiliates	—	—	750	750

	$16	$61	$787	$889

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $562 thousand and $877 thousand excess reimbursable administrative expenses at June 30, 2010 and December 31, 2009, respectively.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

6. Partners’ Capital:

As of June 30, 2010 and December 31, 2009, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Partners’ Capital (continued):

Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions declared	$—	$—	$2,248	$—
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

Weighted average distributions per Unit	$—	$—	$0.15	$—

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

At June 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

At June 30, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of June 30, 2010, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Partnership had net losses of $33 thousand and $283 thousand for the three months ended June 30, 2010 and 2009, respectively. The results for the second quarter of 2010 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2010 decreased by $644 million, or 44%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to the $642 thousand reduction in operating lease revenue, which declined largely due to an approximate $449 thousand period over period reduction in usage-based rental revenues from the Partnership’s marine vessels. The decline in usage-based rental revenues was primarily due to the economic downturn which continues to impact demand for such vessels. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

Expenses

Total operating expenses for the second quarter of 2010 decreased by $897 thousand, or 51%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, franchise fees and state taxes and management fees paid to AFS.

The decrease in vessel maintenance and operating costs totaled $539 thousand and was largely due to increased vessel inactivity during the second quarter of 2010, as compared to the prior year period, resulting from reduced demand for such vessels as previously discussed. Depreciation expense was reduced by $220 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Moreover, franchise and state taxes decreased by $76 thousand primarily as a result of a period over period reduction in estimated tax payments and liabilities; and, management fees paid to AFS decreased by $45 thousand largely due to the continued decline in managed assets and related rents resulting from liquidation stage activities.

Other

The Partnership recorded other expense, net totaling $2 thousand for the second quarter of 2010 and other income, net totaling $1 thousand for the second quarter of 2009, representing gains or losses from foreign currency transactions. The $3 thousand unfavorable change in foreign currency gains or losses was primarily a result of the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Partnership had net losses of $935 thousand and $892 thousand for the six months ended June 30, 2010 and 2009, respectively. The results for the first half of 2010 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2010 decreased by $2.0 million, or 56%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to the $2.1 million reduction in operating lease revenue, which declined largely due to an approximate $1.6 million period over period reduction in usage-based rental revenues from the Partnership’s marine vessels. The decline in usage-based rental revenues was primarily due to the economic downturn which continues to impact demand for such vessels. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

Expenses

Total operating expenses for the first half of 2010 decreased by $2.0 million, or 44%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, franchise fees and state taxes, management fees paid to AFS, and insurance expense.

The decrease in vessel maintenance and operating costs totaled $1.2 million and was largely due to increased vessel inactivity during the first half of 2010, as compared to the prior year period, resulting from reduced demand for such vessels as previously discussed. Depreciation expense was lower by $390 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. In addition, franchise and state taxes decreased by $130 thousand primarily as a result of a period over period reduction in estimated tax payments and liabilities; and, management fees paid to AFS decreased by $102 thousand largely due to the continued decline in managed assets and related rents resulting from liquidation stage activities. Finally, insurance costs related to the Partnership’s marine vessels decreased by $73 thousand primarily as a result of the change in insurance provider, coupled with vessel inactivity.

Other

The Partnership recorded other expense, net totaling $10 thousand for the first six months of 2010 and other income, net totaling $1 thousand for the prior year period, representing gains or losses from foreign currency transactions. The $11 thousand unfavorable change in foreign currency gains or losses was primarily a result of the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the second quarter of 2010 decreased by $1.0 million as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts receivable and accounts payable activities and accrued liabilities activities. These decreases in cash flow were offset, in part, by an increase in unearned operating lease income.

The unfavorable change in accounts receivable activities reduced cash flow by $717 thousand and was largely due to lower first quarter 2010 period-end billings related to marine vessel activity as compared to first quarter 2009. Accordingly, receivables collected during the current quarter were significantly lower when compared to the prior year period. Likewise, the unfavorable change in accounts payable and accrued liabilities activities reduced cash flow by $403 thousand and was primarily a result of second quarter 2009 period-end accruals related to taxes, vessel operating costs and vessel improvements.

Partially offsetting the aforementioned decreases in cash flow was a favorable change in unearned operating lease income which improved cash flow by $101 thousand. The change was primarily a result of the reduction in amounts of prepaid rent amortized during the second quarter of 2010 as compared to the prior year period.

•	Investing Activities

Cash provided by investing activities during the second quarter of 2010 totaled $195 thousand as compared to cash used in investing activities totaling $735 thousand during the prior year period, a $930 thousand increase. The net increase in cash flow was mainly due to a period over period reduction in capital improvements to operating lease assets as the second quarter 2009 amount included an approximate $940 thousand of capitalized improvements made on the Partnership’s marine vessels. There were no such improvements during the second quarter of 2010.

•	Financing Activities

The Partnership had no financing activities during the second quarters of 2010 and 2009.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the first half of 2010 decreased by $2.4 million as compared to the prior year period. The net decrease in cash flow was primarily attributable to: 1) an unfavorable year over year six-month change in accounts receivable activities, 2) a decrease in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense, and 3) an unfavorable year over year six-month accounts payable and accrued liabilities activities. These decreases in cash flow were offset, in part, by an increase in unearned operating lease income.

The unfavorable change in accounts receivable activities reduced cash flow by $1.9 million and was largely due to lower 2009 year-end billings and first quarter 2010 period-end billings related to marine vessel activity as compared to year-end 2008 and the first quarter of 2009. Accordingly, receivables collected during the first six months of 2010 were significantly lower when compared to the prior year period. The decrease in net operating results, as adjusted for non-cash items, further reduced cash flow by $473 thousand and was mainly attributable to reduced operating lease revenue offset, in part, by the decrease in vessel maintenance and operating costs. Moreover, the unfavorable change in accounts payable and accrued liabilities activities reduced cash by $75 thousand and was primarily a result of an increase in 2009 period-end accruals related to taxes, vessel operating costs and vessel improvements partially offset by an increase in 2010 period-end accruals related to administrative costs payable to AFS.

Partially offsetting the aforementioned decreases in cash flow was a favorable change in unearned operating lease income which improved cash flow by $135 thousand. The change was largely due to the reduction in amounts of prepaid rent amortized during the first half of 2010 as compared to the prior year period.

•	Investing Activities

Cash provided by investing activities during the first half of 2010 totaled $426 thousand as compared to cash used in investing activities totaling $552 thousand during the prior year period, a $978 thousand increase. The net increase in cash flow was mainly due to a period over period reduction in capital improvements to operating lease assets as the first half 2009 amount included an approximate $965 thousand of capitalized improvements made on the Partnership’s marine vessels. There were no such improvements during the first half of 2010.

In addition, cash flow increased by $13 thousand largely due to higher proceeds from sales of lease assets. The increase in such proceeds was primarily a result of an increase in the number of containers and tank cars sold during the first half of 2010 when compared to the prior year period.

•	Financing Activities

Cash used in financing activities during the first half of 2010 increased by $2.4 million as compared to the prior year period. The entire increase represents distributions paid to both Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively. The Partnership had no financing activities during the first half of 2009.

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

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At June 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, which is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as applicable to the Partnership, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 12, 2010

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