Form 10-Q/A
period 2010-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2010-08-13
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

The number of Limited Partnership Units outstanding as of July 31, 2010 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment is being filed in order to correct a typographical error in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as initially filed. In the second paragraph under the caption “Results of Operations” in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a dollar amount was incorrectly stated in the initially filed report as $644 million. In this amendment, the registrant has replaced that figure with the correct figure, $644 thousand. No other changes are made by this amendment.

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

Revenues

Total revenues for the second quarter of 2010 decreased by $644 thousand, or 44%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to the $642 thousand reduction in operating lease revenue, which declined largely due to an approximate $449 thousand period over period reduction in usage-based rental revenues from the Partnership’s marine vessels. The decline in usage-based rental revenues was primarily due to the economic downturn which continues to impact demand for such vessels. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

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