Form 10-Q
period 2010-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2010-11-15
CIK 1019542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Partnership Units outstanding as of October 31, 2010 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,497	$3,898
Accounts receivable, net of allowance for doubtful accounts of $12 as of September 30, 2010 and $1 as of December 31, 2009	727	284
Investments in equipment and leases, net of accumulated depreciation of $48,663 as of September 30, 2010 and $50,345 as of December 31, 2009	9,726	11,196
Other assets	10	11

Total assets	$12,960	$15,389

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$621	$432
Due to affiliates	—	2
Other	494	566
Unearned operating lease income	225	142

Total liabilities	1,340	1,142

Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	11,620	14,247

Total Partners’ capital	11,620	14,247

Total liabilities and Partners’ capital	$12,960	$15,389

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$1,674	$804	$2,973	$4,166
Direct financing leases	80	93	251	272
Gain on sales of assets	120	43	243	114
Interest income	—	1	—	1
Other	1	12	7	13

Total revenue	1,875	953	3,474	4,566

Expenses:
Depreciation of operating lease assets	411	574	1,234	1,787
Marine vessel maintenance and other operating costs	283	76	386	1,428
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	89	29	126	168
Railcar and equipment maintenance	127	112	345	393
Professional fees	25	21	164	109
Outside services	12	9	48	48
Other management fees	99	48	250	228
Insurance	27	51	98	195
Equipment storage	38	5	114	20
Franchise fees and state taxes	—	37	(10)	157
Property taxes	—	25	42	133
(Reversal of) provision for doubtful accounts	—	(3)	11	4
Other	29	32	106	102

Total operating expenses	1,140	1,016	3,664	5,522

Income (loss) from operations	735	(63)	(190)	(956)
Other income (expense), net	3	—	(7)	1

Net income (loss)	$738	$(63)	$(197)	$(955)

Net income (loss):
General Partner	$—	$—	$182	$—
Limited Partners	738	(63)	(379)	(955)

	$738	$(63)	$(197)	$(955)

Net income (loss) per Limited Partnership Unit	$0.05	$0.00	$(0.03)	$(0.06)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands except Units and Per Unit Data)

(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2008	14,985,550	$16,544	$—	$16,544
Distributions to Limited Partners ($0.08 per Unit)	—	(1,199)	—	(1,199)
Distributions to General Partner	—	—	(97)	(97)
Net (loss) income	—	(1,098)	97	(1,001)

Balance December 31, 2009	14,985,550	14,247	—	14,247
Distributions to Limited Partners ($0.15 per Unit)	—	(2,248)	—	(2,248)
Distributions to General Partner	—	—	(182)	(182)
Net (loss) income	—	(379)	182	(197)

Balance September 30, 2010	14,985,550	$11,620	$—	$11,620

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income (loss)	$738	$(63)	$(197)	$(955)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(120)	(43)	(243)	(114)
Depreciation of operating lease assets	411	574	1,234	1,787
Amortization of unearned income on direct finance leases	(80)	(93)	(251)	(272)
(Reversal of) provision for doubtful accounts	—	(3)	11	4
Changes in operating assets and liabilities:
Accounts receivable	(492)	70	(454)	2,044
Other assets	(8)	(14)	1	18
Accounts payable:
General Partner	(87)	15	189	(14)
Other	(233)	212	(72)	805
Affiliates	(55)	1	(2)	2
Unearned lease income	131	205	83	22

Net cash provided by operating activities	205	861	299	3,327
Investing activities:
Proceeds from sales of lease assets	206	166	428	375
Payments received on direct finance leases	98	108	302	312
Improvements to operating lease equipment	—	(66)	—	(1,031)

Net cash provided by (used in) investing activities	304	208	730	(344)
Financing activities:
Distributions:
General Partner	—	—	(182)	—
Limited Partners	—	—	(2,248)	—

Net cash used in financing activities	—	—	(2,430)	—
Net increase (decrease) in cash and cash equivalents	509	1,069	(1,401)	2,983
Cash and cash equivalents at beginning of period	1,988	4,290	3,898	2,376

Cash and cash equivalents at end of period	$2,497	$5,359	$2,497	$5,359

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$12	$45	$122

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2010, 14,985,550 Units remain issued and outstanding.

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

As of September 30, 2010, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For each of the three and nine months ended September 30, 2010 and 2009, 100% of the Partnership’s operating revenues were from customers domiciled in North America.

Other income (expense), net:

Other income (expense), net represents gains or losses from foreign currency transactions.

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

3. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$10,162	$(145)	$(1,234)	$8,783
Net investment in direct financing leases	592	—	(51)	541
Assets held for sale or lease, net	442	(40)	—	402

Total	$11,196	$(185)	$(1,285)	$9,726

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for sale or lease totaled $411 thousand and $574 thousand for the three months ended September 30, 2010 and 2009, and was $1.2 million and $1.8 million for the respective nine months ended September 30, 2010 and 2009.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Transportation	$32,261	$—	$(2,064)	$30,197
Marine vessels/barges	17,502	—	(864)	16,638
Mining equipment	4,222	—	—	4,222
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	274	—	—	274

	54,773	—	(2,928)	51,845
Less accumulated depreciation	(44,611)	(1,234)	2,783	(43,062)

Total	$10,162	$(1,234)	$(145)	$8,783

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at both September 30, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The net revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $1.0 million and $100 thousand for the respective three months ended September 30, 2010 and 2009, and was $1.1 million and $1.8 million for the respective nine months ended September 30, 2010 and 2009.

There were no operating leases in non-accrual status at September 30, 2010 and December 31, 2009.

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$1,018	$1,320
Estimated residual values of leased equipment (unguaranteed)	75	75

Investment in direct financing leases	1,093	1,395
Less unearned income	(552)	(803)

Net investment in direct financing leases	$541	$592

There were no net investments in direct financing leases in non-accrual status as of September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$476	$96	$572
Year ending December 31, 2011	1,559	389	1,948
2012	1,053	368	1,421
2013	140	165	305

	$3,228	$1,018	$4,246

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

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Equipment and incentive management fees to General Partner	$89	$29	$126	$168
Cost reimbursements to General Partner and/or affiliates	—	—	750	750

	$89	$29	$876	$918

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $565 thousand and $877 thousand excess reimbursable administrative expenses at September 30, 2010 and December 31, 2009, respectively.

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

6. Partners’ capital:

As of September 30, 2010 and December 31, 2009, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At September 30, 2010 and December 31, 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At September 30, 2010 and December 31, 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

As of September 30, 2010, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Partnership had net income of $738 thousand and a net loss of $63 thousand for the three months ended September 30, 2010 and 2009, respectively. The results for the third quarter of 2010 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2010 increased by $922 thousand, or 97%, as compared to the prior year period. The net increase in total revenues was mostly attributable to period over period increases in operating lease revenues and gains recognized on sales of lease assets.

The increase in operating lease revenues totaled $870 thousand and was largely due to the period over period increase in usage-based rental revenues from the Partnership’s marine vessels, which were both inactive during the prior year quarter. This increase was partially offset by the impact of continued run-off and asset dispositions.

The period over period increase in gains on sales of lease assets totaled $77 thousand and primarily a result of the increase in the number of assets, primarily containers, sold during the current year period.

Expenses

Total operating expenses for the third quarter of 2010 increased by $124 thousand, or 12%, as compared to the prior year period. The net increase in expenses was primarily a result of higher costs related to the Partnership’s marine vessels coupled with increased management fees paid to AFS, other management fees and equipment storage expense offset, in part, by decreases in depreciation expense, franchise fees and state taxes, and property taxes.

The increase in vessel maintenance and operating costs totaled $207 thousand and was largely due to a period over period increase in utilization of the Partnership’s marine vessels. Likewise, management fees paid to AFS was higher by $60 thousand as a result of the increase in vessel activity and related rents. Moreover, other management fees paid to a third party manager increased by $51 thousand as a result of higher incentive fees associated with the increase in vessel activity and related rents; and, equipment storage expense increased by $33 thousand largely due to a period over period increase in off-lease railcars.

Partially offsetting the aforementioned increases in expenses were decreases in depreciation expense, franchise fees and state taxes, and property taxes totaling $163 thousand, $37 thousand and $25 thousand, respectively. The decrease in depreciation expense was mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Franchise and state taxes, as well as property taxes, declined largely as a result of a period over period reduction in estimated tax payments and liabilities.

Other

The Partnership recorded other income, net totaling $3 thousand for the third quarter of 2010, representing gains recognized from foreign currency transactions. The current year quarter gain was primarily a result of the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions. There were no foreign currency transactions during the third quarter of 2009.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Partnership had net losses of $197 thousand and $955 thousand for the nine months ended September 30, 2010 and 2009, respectively. The results for the first nine months of 2010 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2010 decreased by $1.1 million, or 24%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to a decrease in operating lease revenues offset, in part, by an increase in gains recognized on sales of lease assets.

The decrease in operating lease revenues totaled $1.2 million and was largely due to the period over period reduction in usage-based rental revenues from the Partnership’s marine vessels, which were both inactive during the first six months of 2010. Both vessels were chartered during the third quarter of 2010. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

Partially offsetting the aforementioned decrease in revenues was a $129 thousand increase in gains on sales of lease assets. The increase was largely a result of increased volume and the change in the mix of assets sold during the current year period.

Expenses

Total operating expenses for the first nine months of 2010 decreased by $1.9 million, or 34%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, franchise fees and state taxes, insurance expense, and property taxes offset, in part, by an increase in equipment storage expense.

The decrease in vessel maintenance and operating costs totaled $1.0 million and was largely due to vessel inactivity during the first half of 2010 resulting from a lack of demand for such vessels. Such vessels were chartered during the third quarter of 2010. Depreciation expense was lower by $553 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Moreover, franchise and state taxes, as well as property taxes, decreased by a combined $258 thousand largely as a result of a period over period reduction in estimated tax payments and liabilities. Finally, insurance costs related to the Partnership’s marine vessels decreased by $97 thousand primarily due to a change in insurance provider.

Other

The Partnership recorded other expense, net totaling $7 thousand for the first nine months of 2010 and other income, net totaling $1 thousand for the prior year period, representing gains or losses from foreign currency transactions. The $8 thousand unfavorable change in foreign currency gains or losses was primarily a result of the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

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

The changes in the Partnership’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the third quarter of 2010 decreased by $656 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts payable and accrued liabilities, and in accounts receivable offset, in part, by an increase in net operating results as adjusted for non-cash revenue and expense items, such as gain on sales of assets and depreciation expense.

The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $603 thousand and was primarily a result of higher third quarter 2010 payments made on prior period accruals associated with vessel operating costs, coupled with lower third quarter 2010 period-end accrual related to management fees payable to AFS.

The unfavorable change in accounts receivable reduced cash flow by $562 thousand and was largely due to increased third quarter 2010 period-end billings related to marine vessel activity as compared to the prior year period.

Partially offsetting the aforementioned decreases in cash flow was a favorable change in net operating results as adjusted for non-cash items which improved cash flow by $577 thousand. The change was primarily a result of the increase in operating lease revenues as the Partnership’s vessels were chartered during the third quarter of 2010.

•	Investing Activities

Cash provided by investing activities during the third quarter of 2010 increased by $96 thousand as compared to the prior year period. The net increase in cash flow was mainly due to a period over period reduction in capital improvements to operating lease assets and increased proceeds from sales of lease assets.

Cash used for capital improvements to operating lease assets declined as the third quarter 2009 amount included an approximate $66 thousand of capitalized improvements made on the Partnership’s marine vessels. There were no such improvements during the current year quarter.

In addition, the increase in proceeds from sales of lease assets was primarily a result of increased volume of assets, primarily containers, sold during the current year period.

•	Financing Activities

The Partnership had no financing activities during the third quarters of 2010 and 2009.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the first nine months of 2010 decreased by $3.0 million as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year nine-month change in accounts receivable, and in accounts payable and accrued liabilities offset, in part, by an increase in net operating results as adjusted for non-cash revenue and expense items, such as gain on sales of assets and depreciation expense.

The unfavorable change in accounts receivable reduced cash flow by $2.5 million. This reduction reflects a significantly higher level of receivables collected during the 2009 nine-month period over the comparable 2010 period. Such higher level of collections was the result of higher 2008 year-end and 2009 nine-month billings related to marine vessel activity. Likewise, the unfavorable change in accounts payable and accrued liabilities reduced cash flow by $678 thousand and was primarily a result of higher year-to-date 2010 payments made on prior year accruals associated with vessel operating costs.

Partially offsetting the aforementioned decreases in cash flow was a favorable change in net operating results as adjusted for non-cash items which improved cash flow by $104 thousand. The change was primarily a result of a decrease in vessel maintenance and operating costs, as the vessels were inactive during the first half of 2010, as well as a decline in franchise fees and state taxes offset, in part, by a period over period decrease in operating lease revenues.

•	Investing Activities

Cash provided by investing activities during the first nine months of 2010 totaled $730 thousand as compared to cash used in investing activities totaling $344 thousand during the prior year period, a $1.1 million increase. The net increase in cash flow was mainly due to a period over period reduction in capital improvements to operating lease assets as the first nine months of 2009 amount included an approximate $1.0 million of capitalized improvements made on the Partnership’s marine vessels. There were no such improvements during the first nine months of 2010.

In addition, cash flow increased by $53 thousand largely due to higher proceeds from sales of lease assets. The increase in such proceeds was primarily a result of an increase in the number of containers and tank cars sold during the first nine months of 2010 when compared to the prior year period.

•	Financing Activities

Cash used in financing activities during the first nine months of 2010 increased by $2.4 million as compared to the prior year period. The entire increase represents distributions paid to both Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively. The Partnership had no financing activities during the first nine months of 2009.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Partnership in as much as the residual (resale) values and rates on re-leases of the Partnership’s leased assets may increase as the costs of similar assets increase. However, the Partnership’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Conversely, should interest rates remain low or decrease, the rates that the Partnership can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Partnership currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. At September 30, 2010, the Partnership had no commitments to purchase leased assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new leased assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Partnership evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2010

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