Form 10-K
period 2010-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2011-03-24
CIK 1019542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2011 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2010, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2010, the Partnership had purchased equipment with a total acquisition price of $306.0 million.

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

During 2010 and 2009, one lessee generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Gulfmark Management, Inc.	Marine Vessel	24%	39%
GATX Corporation	Transportation	11%	*

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2010 and the industries to which the assets were leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Transportation	$126,583	41.37%
Mining	51,722	16.90%
Marine vessels	30,664	10.02%
Materials handling	28,868	9.43%
Office automation	16,927	5.53%
Medical	13,206	4.32%
Manufacturing	13,009	4.25%
Aircraft	12,261	4.01%
Other*	12,734	4.17%
	$305,974	100.00%

* Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.11%
Transportation, other	46,302	15.13%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.50%
Electronics	26,062	8.52%
Mining	17,671	5.78%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other *	11,255	3.68%
	$305,974	100.00%

* Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2010, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense *
Transportation	$85,853	$21,240	$67,702
Mining	51,722	12,464	48,404
Materials handling	28,786	7,717	30,561
Marine vessels	13,666	2,207	13,788
Office automation	16,927	1,847	16,238
Medical	13,206	8,422	13,667
Aircraft	10,982	3,757	9,618
Manufacturing	9,898	3,505	8,122
Other	11,709	984	29,507
	$242,749	$62,143	$237,607

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2010, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [RESERVED]

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Partnership Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 5,031 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2010. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2010. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2010, the value of the Partnership’s assets, calculated on this basis, was approximately $1.39 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Periodic distributions were paid in March and December 2010, and December 2009. The annualized rate for distributions from 2010 and 2009 operations was $0.25 and $0.08 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2010, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation	54%	46%
Marine Vessels	30%	29%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2010 and 2009 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Gulfmark Management, Inc.	Marine Vessel	24%	39%
GATX Corporation	Transportation	11%	*

* Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

Whereas the above indicated percentages may appear to present an operating exposure, the exposure is mitigated as the lessee is in essence a fleet manager for the Partnership’s leased vessels. In the event that such manager was to encounter operational difficulties, the Partnership believes it could, in a relatively short period, engage a replacement manager.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1997 through 2002. The utilization percentage of existing assets under lease was 85% and 87% as of December 31, 2010 and 2009, respectively. The decline in asset utilization was primarily a result of the economic downturn which began during the second half of 2008. Such downturn effectively reduced lessee needs for continued deployment of expiring lease assets. In addition, the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 adversely impacted the Partnership’s marine vessel activity in the Gulf of Mexico.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2010 and 2009, the Partnership had exceeded such limitations by approximately $560 thousand and $877 thousand, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2010 versus 2009

The Partnership had net income of $642 thousand for 2010 and a $1.0 million net loss for 2009. The results for 2010 reflect decreases in both total operating expenses and total revenues when compared to the prior year.

Revenues

Total revenues for 2010 decreased by $115 thousand, or 2%, as compared to the prior year. The net decrease in total revenues was mostly attributable to a decrease in operating lease revenues offset, in part, by an increase in gains recognized on sales of lease assets.

The decrease in operating lease revenues totaled $620 thousand and was largely due to the year over year reduction in usage-based rental revenues from the Partnership’s marine vessels, resulting primarily from the BP “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf of Mexico. Moreover, operating lease revenues also declined due to run-off and sales of lease assets consistent with a Fund in liquidation.

Partially offsetting the aforementioned decrease in revenues was a $549 thousand increase in gains on sales of lease assets. The increase was largely a result of increased volume and the change in the mix of assets sold during the current year.

Expenses

Total operating expenses for 2010 decreased by $1.8 million, or 27%, as compared to the prior year. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, franchise fees and state taxes, and insurance costs offset, in part, by increases in equipment storage expense, other management fees and professional fees.

The decrease in vessel maintenance and operating costs totaled $961 thousand and was largely due to vessel inactivity during the first half of 2010 resulting from a lack of demand for such vessels. Depreciation expense was lower by $676 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Moreover, franchise and state taxes decreased by $194 thousand largely as a result of a year over year reduction in estimated tax payments and liabilities. Finally, insurance costs related to the Partnership’s marine vessels decreased by $88 thousand as the responsibility for the insurance pertaining to one of the two vessels was assumed by its lessee under a “bareboat charter” provision, as well as a greater degree of vessel idleness and a change in insurance provider. The bareboat charter provision transfers possession and full control of the vessel along with the legal and financial responsibility to the lessee. In this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and Protection & Indemnity and hull insurance.

Partially offsetting the aforementioned decreases in expenses were increases in equipment storage costs, other management fees and professional fees totaling $92 thousand, $62 thousand and $47 thousand, respectively. The increase in equipment storage costs was largely due to a year over year increase in off-lease railcars; and, other management fees increased primarily due to higher fees paid to a third party manager as a result of higher incentive fees associated with the increase in vessel activity and related rents. The increase in professional fees was primarily due to a contingent legal fee agreement with the Fund’s prior law firm representing the Fund with respect to the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue. While the Fund’s recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Fund.

Other

The Partnership recorded other loss, net totaling $1 thousand and $6 thousand for the year ended December 31, 2010 and 2009, respectively, representing losses from foreign currency transactions. The $5 thousand favorable change in foreign currency gains or losses was primarily a result of the weakness of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Partnership’s cash and cash equivalents totaled $2.6 million and $3.9 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Partnership currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$901	$2,895
Investing activities	1,889	(77)
Financing activities	(4,051)	(1,296)
Net (decrease) increase in cash and cash equivalents	$(1,261)	$1,522

Operating Activities

Cash provided by operating activities during 2010 decreased by $2.0 million as compared to the prior year. The net decrease in cash flow was primarily attributable to a year over year decline in collection of prior year receivables and an increase in payments made against the Partnership’s accrued liabilities offset, in part, by the year over year improvement in net operating results.

The year over year decline in collection of prior year receivables reflects the lower level of marine vessel activity in 2009 as compared to 2008, which effectively reduced billings accrued at year-end 2009 versus 2008. Accordingly, 2010 collection of prior year receivables was significantly lower compared to 2009 collections.

The increase in payments made against accrued liabilities was primarily a result of higher 2010 payments made on prior year accruals associated with vessel operating costs.

Investing Activities

Cash provided by investing activities during 2010 totaled $1.9 million as compared to cash used in investing activities totaling $77 thousand during the prior year, a $2.0 million net increase in cash flow. Part of the increase was mainly due to a $1.0 million year over year reduction in capital improvements to operating lease assets as the 2009 amount included capitalized improvements of the same amount made on the Partnership’s marine vessels. There were no such improvements made on the vessels during 2010.

In addition, cash flow increased by $956 thousand largely due to the 2010 sale of certain mining equipment and a year over year increase in sales of railcars and containers.

Financing Activities

Cash used in financing activities during 2010 increased by $2.8 million as compared to the prior year. The increase in cash used (decrease in cash flow) was a result of a $2.5 million and $207 thousand year over year increase in distributions paid to Limited Partners and the General Partner, respectively.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At December 31, 2010, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Gain Contingencies

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership has submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. While BP’s claim administrator reviews the Partnership’s claim, and the Partnership believes such claim to be of merit, the amount of any compensation or award from BP is currently extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

Moreover, ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. One of the Partnership’s two vessels was placed in drydock for scheduled maintenance during the first quarter of 2011. It is anticipated that it will be available for charter during the second quarter of 2011. The Partnership’s other vessel is scheduled for drydock maintenance during the latter half of 2012.

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 22, 2011

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009

Cash and cash equivalents	$2,637	$3,898
Accounts receivable, net of allowance for doubtful accounts of $11 as of December 31, 2010 and $1 as of December 31, 2009	311	284
Investments in equipment and leases, net of accumulated depreciation of $41,618 as of December 31, 2010 and $50,345 as of December 31, 2009	8,760	11,196
Other assets	7	11
Total assets	$11,715	$15,389

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued liabilities:
General Partner	$504	$432
Due to affiliates	-	2
Other	271	566
Unearned operating lease income	102	142
Total liabilities	877	1,142

Commitments and contingencies

Partners’ capital:
General Partner	-	-
Limited Partners	10,838	14,247
Total Partners’ capital	10,838	14,247
Total liabilities and Partners’ capital	$11,715	$15,389

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$4,286	$4,906
Direct financing leases	329	362
Gain on sales of assets	751	202
Interest income	-	1
Other	17	27
Total revenue	5,383	5,498

Expenses:
Depreciation of operating lease assets	1,627	2,303
Marine vessel maintenance and other operating costs	469	1,430
Cost reimbursements to General Partner	750	750
Equipment and incentive management fees to General Partner	193	235
Railcar and equipment maintenance	499	494
Professional fees	190	143
Insurance	156	244
Outside services	64	71
Other management fees	333	271
Equipment storage	153	61
Franchise fees and state taxes	-	194
Provision for (reversal of) credit losses	10	(3)
Property taxes	158	173
Other	138	127
Total expenses	4,740	6,493
Income (loss) from operations	643	(995)
Other loss, net	(1)	(6)
Net income (loss)	$642	$(1,001)

Net income (loss):
General Partner	$304	$97
Limited Partners	338	(1,098)
	$642	$(1,001)

Net income (loss) per Limited Partnership Unit	$0.02	$(0.07)
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General
	Units	Amount	Partner	Total
Balance December 31, 2008	14,985,550	$16,544	$-	$16,544
Distributions to Limited Partners ($0.08 per Unit)	-	(1,199)	-	(1,199)
Distributions to General Partner	-	-	(97)	(97)
Net (loss) income	-	(1,098)	97	(1,001)
Balance December 31, 2009	14,985,550	14,247	-	14,247
Distributions to Limited Partners ($0.25 per Unit)	-	(3,747)	-	(3,747)
Distributions to General Partner	-	-	(304)	(304)
Net income	-	338	304	642
Balance December 31, 2010	14,985,550	$10,838	$-	$10,838

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income (loss)	$642	$(1,001)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(751)	(202)
Depreciation of operating lease assets	1,627	2,303
Amortization of unearned income on direct financing leases	(329)	(362)
Provision for (reversal of) credit losses	10	(3)
Changes in operating assets and liabilities:
Accounts receivable	(37)	2,062
Other assets	4	52
Accounts payable:
General Partner	72	7
Other	(295)	123
Affiliates	(2)	2
Unearned lease income	(40)	(86)
Net cash provided by operating activities	901	2,895

Investing activities:
Proceeds from sales of lease assets	1,490	534
Payments received on direct financing leases	399	420
Improvements to operating lease assets	-	(1,031)
Net cash provided by (used in) investing activities	1,889	(77)

Financing activities:
Distributions to General Partner	(304)	(97)
Distributions to Limited Partners	(3,747)	(1,199)
Net cash used in financing activities	(4,051)	(1,296)

Net (decrease) increase in cash and cash equivalents	(1,261)	1,522
Cash and cash equivalents at beginning of year	3,898	2,376
Cash and cash equivalents at end of year	$2,637	$3,898

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$45	$133

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2010, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2010, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2.      Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2.      Summary of significant accounting policies (continued):

The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For each of the years ended December 31, 2010 and 2009, 99% and 98% of the Partnership’s operating revenues were from customers domiciled in the United States, respectively. The remaining 1% and 2% represents operating revenues from customers domiciled in the United Kingdom, respectively.

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. There was no provision for state income taxes and franchise fees for 2010. For the year ended December 31, 2009, income taxes and franchise taxes totaled $194 thousand. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$10,838	$14,247
Tax basis of net assets (unaudited)	(18,170)	(16,674)
Difference	$29,008	$30,921

The primary differences between the tax bases of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income (loss) per financial statements	$642	$(1,001)
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,228	1,738
Provision for doubtful accounts	11	(4)
Adjustments to lease revenues	70	57
Adjustments to gain on sales of assets	692	332
Other	(88)	(52)
Income per federal tax return (unaudited)	$2,555	$1,070

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2.      Summary of significant accounting policies (continued):

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Other loss, net:

Other loss, net consists of losses on foreign currency transactions, and totaled $1 thousand and $6 thousand for 2010 and 2009, respectively.

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Partnership’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Partnership’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 4.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Partnership’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3.      Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation	54%	46%
Marine Vessels	30%	29%

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Gulfmark Management, Inc.	Marine Vessel	24%	39%
GATX Corporation	Transportation	11%	*

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

4.      Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance as of December 31, 2008	$4
Reversal of provision	(3)
Balance as of December 31, 2009	1
Provision	10
Balance as of December 31, 2010	$11

At December 31, 2010 and 2009, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4.      Provision for credit losses (continued):

For the year ended December 31, 2010, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded net investment in financing receivables at December 31, 2010 is as follows (in thousands):

	Finance Leases	Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-	$-
Ending balance: individually evaluated for impairment	$-	$-
Ending balance: collectively evaluated for impairment	$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-	$-

Financing receivables, net:
Ending balance, December 31, 2010	$522	$522
Ending balance: individually evaluated for impairment	$522	$522
Ending balance: collectively evaluated for impairment	$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-	$-

The Partnership evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired leases as applicable.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4.      Provision for credit losses (continued):

At December 31, 2010, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

Finance Leases
2010
Pass	$522
Special mention	-
Substandard	-
Doubtful	-
Total	$522

At December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$-	$-	$-	$-	$522	$522	$-

There were no impaired financing receivables at both December 31, 2010 and 2009. Likewise, there were no accounts receivable related to net investments in financing receivables placed in nonaccrual status as of December 31, 2010 and 2009.

5.      Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$10,162	$(718)	$(1,627)	$7,817
Net investment in direct financing leases	592	-	(70)	522
Assets held for sale or lease, net	442	(21)	-	421
Total	$11,196	$(739)	$(1,697)	$8,760

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2010 and 2009.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $1.6 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.      Investments in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Transportation	$32,261	$-	$(5,735)	$26,526
Marine vessels/barges	17,502	-	(864)	16,638
Mining	4,222	-	(4,222)	-
Construction	431	-	-	431
Materials handling	83	-	-	83
Other	274	-	(139)	135
	54,773	-	(10,960)	43,813
Less accumulated depreciation	(44,611)	(1,627)	10,242	(35,996)
Total	$10,162	$(1,627)	$(718)	$7,817

The average estimated residual value for assets on operating leases was 15% and 14% of the assets’ original cost at December 31, 2010 and 2009, respectively.

The Partnership earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $1.5 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

There were no operating leases in non-accrual status at December 31, 2010 and 2009.

Direct financing leases:

As of December 31, 2010 and 2009, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$921	$1,320
Estimated residual values of leased equipment (unguaranteed)	75	75
Investment in direct financing leases	996	1,395
Less unearned income	(474)	(803)
Net investment in direct financing leases	$522	$592

There were no net investments in direct financing leases in nonaccrual status as of December 31, 2010 and 2009.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5.      Investments in equipment and leases (continued):

At December 31, 2010, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ended December 31, 2011	$1,415	$388	$1,803
2012	982	368	1,350
2013	140	165	305
	$2,537	$921	$3,458

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

During the years ended December 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2010	2009
Equipment and incentive management fees to General Partner	$193	$235
Cost reimbursements to General Partner and/or affiliates	750	750
	$943	$985

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6.      Related party transactions (continued):

The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $560 thousand and $877 thousand excess reimbursable administrative expenses at December 31, 2010 and 2009, respectively.

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

8.      Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership has submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. While BP’s claim administrator reviews the Partnership’s claim, and the Partnership believes such claim to be of merit, the amount of any compensation or award from BP is currently extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

Moreover, ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

9.      Partners’ capital:

As of December 31, 2010 and 2009, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2010	2009
Distributions declared	$3,747	$1,199
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$0.25	$0.08

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

10.      Fair value measurements (continued):

At December 31, 2010 and 2009, the Partnership had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At December 31, 2010 and 2009, the only financial instrument reflected on the Partnership’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

The Partnership does not control the financial reporting process, and is solely dependent on the Management of the General Partner, who is responsible for providing the Partnership with financial statements in accordance with generally accepted accounting principles in the United States. The General Partner’s disclosure controls and procedures, as they are applicable to the Partnership, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and other fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$67	$77
Other	2	1
	$69	$78

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Changes in Partners’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 22, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of
Dean L. Cash	ATEL Financial Services, LLC (General Partner)	March 22, 2011

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (General Partner)	March 22, 2011

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial
Samuel Schussler	Services, LLC (General Partner)	March 22, 2011

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.