Form 10-Q
period 2011-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2011-05-16
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of April 30, 2011 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,731	$2,637
Accounts receivable, net of allowance for doubtful accounts of $11 as of March 31, 2011 and December 31, 2010	203	311
Investments in equipment and leases, net of accumulated depreciation of $40,613 as of March 31, 2011 and $41,618 as of December 31, 2010	8,468	8,760
Other assets	4	7
Total assets	$11,406	$11,715
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$807	$504
Other	451	271
Unearned operating lease income	204	102
Total liabilities	1,462	877
Partners’ capital:
General Partner	—	—
Limited Partners	9,944	10,838
Total Partners’ capital	9,944	10,838
Total liabilities and Partners’ capital	$11,406	$11,715

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$755	$625
Direct financing leases	75	88
Gain on sales of assets	28	66
Other	10	6
Total revenues	868	785
Expenses:
Depreciation of operating lease assets	386	412
Marine vessel maintenance and other operating costs	6	55
Cost reimbursements to General Partner	750	750
Equipment and incentive management fees to General Partner	30	21
Railcar and equipment maintenance	143	108
Professional fees	57	95
Insurance	5	47
Equipment storage	37	26
Franchise fees and state taxes	19	(10)
Freight and shipping	234	2
Provision for doubtful accounts	—	12
Property taxes	29	39
Other	59	122
Total operating expenses	1,755	1,679
Loss from operations	(887)	(894)
Other loss, net	(7)	(8)
Net loss	$(894)	$(902)
Net income (loss):
General Partner	$—	$182
Limited Partners	(894)	(1,084)
	$(894)	$(902)
Net loss per Limited Partnership Unit	$(0.06)	$(0.07)
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands except units and per unit data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	14,985,550	$14,247	$—	$14,247
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	338	304	642
Balance December 31, 2010	14,985,550	10,838	—	10,838
Net loss	—	(894)	—	(894)
Balance March 31, 2011	14,985,550	$9,944	$—	$9,944

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(894)	$(902)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain on sales of assets	(28)	(66)
Depreciation of operating lease assets	386	412
Provision for doubtful accounts	—	12
Changes in operating assets and liabilities:
Accounts receivable	108	75
Other assets	3	5
Accounts payable:
General Partner	303	376
Other	180	76
Affiliates	—	(2)
Unearned lease income	102	34
Net cash provided by operating activities	160	20
Investing activities:
Proceeds from sales of lease assets	61	124
Principal payments received on direct financing leases	23	19
Improvements to operating lease equipment	(150)	—
Net cash (used in) provided by investing activities	(66)	143
Financing activities:
Distributions:
General Partner	—	(182)
Limited Partners	—	(2,248)
Net cash used in financing activities	—	(2,430)
Net increase (decrease) in cash and cash equivalents	94	(2,267)
Cash and cash equivalents at beginning of period	2,637	3,898
Cash and cash equivalents at end of period	$2,731	$1,631
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$2

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2011, 14,985,550 Units remain issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (Note 5). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2011, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. For the three months ended March 31, 2011, 98% and 2% of the Partnership’s total lease revenues were from customers domiciled in the United States and the United Kingdom, respectively. By comparison, 100% of total lease revenues for the prior year period were derived in the United States.

Other loss, net:

Other loss, net consists of losses on foreign currency transactions, and totaled $7 thousand and $8 thousand for the three months ended March 31, 2011 and 2010, respectively.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Partnership anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance as of December 31, 2009	$1
Provision	10
Balance as of December 31, 2010	11
Provision	—
Balance as of March 31, 2011	$11

At March 31, 2011 and December 31, 2010, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

As of March 31, 2011 and December 31, 2010, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded net investment in financing receivables at March 31, 2011 and December 31, 2010 are as follows (in thousands):

March 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$499	$499
Ending balance: individually evaluated for impairment	$499	$499
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$522	$522
Ending balance: individually evaluated for impairment	$522	$522
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

The Partnership evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the General Partner to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the General Partner and the account is not considered by the Chief Credit Officer of the General Partner to fall into one of the three risk profiles below.

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

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the General Partner’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the General Partner’s Credit Watch List, and has been declared in default and the General Partner has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired leases as applicable.

At March 31, 2011 and December 31, 2010, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases	Finance Leases
	March 31, 2011	December 31, 2010
Pass	$499	$522
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$499	$522

At March 31, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$499	$499	$—
Total	$—	$—	$—	$—	$499	$499	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$522	$522	$—
Total	$—	$—	$—	$—	$522	$522	$—

There were no impaired financing receivables at both March 31, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of March 31, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$7,817	$117	$(386)	$7,548
Net investment in direct financing leases	522	—	(23)	499
Assets held for sale or lease, net	421	—	—	421
Total	$8,760	$117	$(409)	$8,468

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment totaled $386 thousand and $412 thousand for the three months ended March 31, 2011 and 2010, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Transportation	$26,526	$—	$(308)	$26,218
Marine vessels/barges	16,638	150	(1,113)	15,675
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	135	—	(5)	130
	43,813	150	(1,426)	42,537
Less: accumulated depreciation	(35,996)	(386)	1,393	(34,989)
Total	$7,817	$(236)	$(33)	$7,548

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $29 thousand and $74 thousand for the three months ended March 31, 2011 and 2010, respectively.

There were no operating leases in non-accrual status at March 31, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2011 and December 31, 2010, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$824	$921
Estimated residual values of leased equipment (unguaranteed)	75	75
Investment in direct financing leases	899	996
Less unearned income	(400)	(474)
Net investment in direct financing leases	$499	$522

There were no net investments in direct financing leases in non-accrual status as of March 31, 2011 and December 31, 2010.

At March 31, 2011, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$2,213	$291	$2,504
Year ending December 31, 2012	2,157	368	2,525
2013	732	165	897
	$5,102	$824	$5,926

5. Related party transactions:

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

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred, subject to limitations as described below.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

Incentive management fees are computed as 4.0% of distributions of cash from operations, as defined in the Partnership Agreement and equipment management fees are computed as 3.5% of gross revenues from operating leases, as defined in the Partnership Agreement plus 2.0% of gross revenues from full payout leases, as defined in the Partnership Agreement.

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Equipment and incentive management fees to General Partner	$30	$21
Cost reimbursements to General Partner and/or affiliates	750	750
	$780	$771

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $238 thousand and $560 thousand excess reimbursable administrative expenses at March 31, 2011 and December 31, 2010, respectively.

6. Gain contingencies:

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

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

8. Partners’ capital:

As of March 31, 2011 and December 31, 2010, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Partners’ capital: - (continued)

Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions declared	$—	$2,248
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$—	$0.15

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

As of March 31, 2011, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Partnership had net losses of $894 thousand and $902 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 increased by $83 thousand, or 11%, as compared to the prior year period. The net increase in total revenues was mostly attributable to an increase in operating lease revenue offset, in part, by a reduction in gain on sales of assets.

The growth in operating lease revenue was mainly due to a period over period increase in vessel activity. Formerly on usage-based rentals, both marine vessels are now on fixed term leases.

Partially offsetting the aforementioned increase in revenues was a reduction in gain on sales of lease assets. The decrease was largely due to lower volume and the change in the mix of assets sold during the current period.

Expenses

Total operating expenses for the first quarter of 2011 increased by $76 thousand, or 5%, as compared to the prior year period. The net increase in expenses was primarily due to an increase in freight and shipping expenses offset, in part, by decreases in other expense, marine vessel maintenance and operating costs and insurance expense.

Freight and shipping expenses increased by $232 thousand largely due to costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring during the current year period.

Partly offsetting the aforementioned increase in expenses were decreases in other expense, marine vessel maintenance and operating costs and insurance costs totaling $63 thousand, $49 thousand and $42 thousand, respectively. The decrease in other expense was mostly attributable to lower other management fees and property taxes. Other management fees declined as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases.

Vessel maintenance and operating costs, as well as insurance costs related to the Partnership’s marine vessels decreased as (i) the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision, and (ii) lower insurance costs were negotiated under a new policy. The bareboat charter provision transfers possession and full control of the vessels, including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage.

Other

The Partnership recorded other loss, net totaling $7 thousand and $8 thousand for the three months ended March 31, 2011 and 2010, respectively. Both amounts represent losses from foreign currency transactions during the respective periods, resulting from the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $2.7 million and $2.6 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$160	$20
Investing activities	(66)	143
Financing activities	—	(2,430)
Net increase (decrease) in cash and cash equivalents	$94	$(2,267)

Operating Activities

Cash provided by operating activities during the first quarter of 2011 increased by $140 thousand as compared to the prior year period. The net increase in cash flow was primarily attributable to higher unearned rents received during the current year quarter, increased collection of accounts receivable relative to marine vessel billings, and higher accrued liabilities primarily related to marine vessel improvement costs and management fees payable to AFS.

Investing Activities

Cash used in investing activities totaled $66 thousand for the first quarter of 2011 as compared to cash provided by investing activities of $143 thousand for the prior year period, a $209 thousand decrease. Part of the decrease was mainly due to a $150 thousand period over period increase in capital improvements made on one of the Partnership’s marine vessels. There were no such improvements made on any vessel during the prior year period.

In addition, cash flow decreased by $63 thousand largely due to the period over period reduction in the number of containers and tank cars sold during the current year quarter.

Financing Activities

The Partnership had no financing activities during the first quarter of 2011. Cash used in financing activities during the first quarter of 2010 represents distributions paid to both Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Moreover, ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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