Form 10-Q
period 2011-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2011-08-12
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Partnership Units outstanding as of July 31, 2011 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,680	$2,637
Accounts receivable, net of allowance for doubtful accounts of $54 as of June 30, 2011 and $11 as of December 31, 2010	225	311
Investments in equipment and leases, net of accumulated depreciation of $40,472 as of June 30, 2011 and $41,618 as of December 31, 2010	8,144	8,760
Other assets	1	7
Total assets	$12,050	$11,715
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$729	$504
Other	569	271
Unearned operating lease income	231	102
Total liabilities	1,529	877
Partners’ capital:
General Partner	—	—
Limited Partners	10,521	10,838
Total Partners’ capital	10,521	10,838
Total liabilities and Partners’ capital	$12,050	$11,715

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$1,196	$674	$1,951	$1,299
Direct financing leases	70	83	145	171
Gain on sales of assets	51	57	79	123
Other	1	—	11	6
Total revenues	1,318	814	2,186	1,599
Expenses:
Depreciation of operating lease assets	223	411	609	823
Marine vessel maintenance and other operating costs	153	48	159	103
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	32	16	62	37
Railcar and equipment maintenance	137	110	280	218
Professional fees	7	44	64	139
Insurance	(23)	24	(18)	71
Outside services	14	20	25	36
Other management fees	37	77	51	151
Equipment storage	16	50	53	76
Franchise fees and state taxes	23	—	42	(10)
Freight and shipping	10	1	244	3
Provision (reversal of provision) for doubtful accounts	43	(1)	43	11
Property taxes	27	3	56	42
Other	42	42	76	74
Total operating expenses	741	845	2,496	2,524
Income (loss) from operations	577	(31)	(310)	(925)
Other loss, net	—	(2)	(7)	(10)
Net income (loss)	$577	$(33)	$(317)	$(935)
Net income (loss):
General Partner	$—	$—	$—	$182
Limited Partners	577	(33)	(317)	(1,117)
	$577	$(33)	$(317)	$(935)
Net income (loss) per Limited Partnership Unit	$0.04	$(0.00)	$(0.02)	$(0.07)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands except units and per unit data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	14,985,550	$14,247	$—	$14,247
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	338	304	642
Balance December 31, 2010	14,985,550	10,838	—	10,838
Net loss	—	(317)	—	(317)
Balance June 30, 2011	14,985,550	$10,521	$—	$10,521

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income (loss)	$577	$(33)	$(317)	$(935)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(51)	(57)	(79)	(123)
Depreciation of operating lease assets	223	411	609	823
Provision (reversal of provision) for doubtful accounts	43	(1)	43	11
Changes in operating assets and liabilities:
Accounts receivable	(65)	(37)	43	38
Other assets	3	4	6	9
Accounts payable:
General Partner	(78)	(100)	225	276
Other	118	85	148	161
Affiliates	—	55	—	53
Unearned lease income	27	(82)	129	(48)
Net cash provided by operating activities	797	245	807	265
Investing activities:
Proceeds from sales of lease assets	126	98	187	222
Principal payments received on direct financing leases	26	14	49	33
Net cash provided by investing activities	152	112	236	255
Financing activities:
Distributions:
General Partner	—	—	—	(182)
Limited Partners	—	—	—	(2,248)
Net cash used in financing activities	—	—	—	(2,430)
Net increase (decrease) in cash and cash equivalents	949	357	1,043	(1,910)
Cash and cash equivalents at beginning of period	2,731	1,631	2,637	3,898
Cash and cash equivalents at end of period	$3,680	$1,988	$3,680	$1,988
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$62	$43	$62	$45
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$—	$150	$—

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2011, 14,985,550 Units remain issued and outstanding.

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

As of June 30, 2011, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for six months ended June 30, 2011 and 2010 and long-lived tangible assets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	For The Six Months Ended June 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$2,036	93%	$1,583	99%
United Kingdom	16	1%	16	1%
Canada	134	6%	—	0%
Total International	150	7%	16	1%
Total	$2,186	100%	$1,599	100%

	As of June 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$7,904	97%	$8,727	100%
United Kingdom	—	0%	33	0%
Canada	240	3%	—	0%
Total International	240	3%	33	0%
Total	$8,144	100%	$8,760	100%

Other loss, net:

Other loss, net consists of losses on foreign currency transactions. The table below details the Partnership’s other loss, net for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency loss	$—	$(2)	$(7)	$(10)

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$1	$—	$—	$1
Provision for credit losses	9	1	—	10
Balance December 31, 2010	10	1	—	11
Provision for credit losses	—	43	—	43
Balance June 30, 2011	$10	$44	$—	$54

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Partnership.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease payments outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on direct financing leases.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

As of June 30, 2011 and December 31, 2010, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded net investment in financing receivables at June 30, 2011 and December 31, 2010 are as follows (in thousands):

June 30, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$473	$473
Ending balance: individually evaluated for impairment	$473	$473
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$522	$522
Ending balance: individually evaluated for impairment	$522	$522
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At June 30, 2011 and December 31, 2010, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	June 30, 2011	December 31, 2010
Pass	$473	$522
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$473	$522

At June 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$80	$80	$393	$473	$80
Total	$—	$—	$80	$80	$393	$473	$80

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$522	$522	$—
Total	$—	$—	$—	$—	$522	$522	$—

The Partnership did not carry an impairment reserve on its financing receivables at June 30, 2011 and December 31, 2010. At June 30, 2011, certain net investments in financing receivables with related accounts receivable past due more

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$7,817	$331	$(608)	$7,540
Net investment in direct financing leases	522	—	(49)	473
Assets held for sale or lease, net	421	(289)	(1)	131
Total	$8,760	$42	$(658)	$8,144

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2011 and 2010.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $223 thousand and $411 thousand for the three months ended June 30, 2011 and 2010, and was $609 thousand and $823 thousand for the respective six months ended June 30, 2011 and 2010.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Transportation	$26,526	$—	$3,291	$29,817
Marine vessels	16,638	150	(1,111)	15,677
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	135	—	(135)	—
	43,813	150	2,045	46,008
Less: accumulated depreciation	(35,996)	(608)	(1,864)	(38,468)
Total	$7,817	$(458)	$181	$7,540

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $149 thousand and $80 thousand for the respective three months ended June 30, 2011 and 2010, and was $178 thousand and $154 thousand for the respective six months ended June 30, 2011 and 2010.

There were no operating leases in non-accrual status at June 30, 2011 and December 31, 2010.

Direct financing leases:

As of June 30, 2011 and December 31, 2010, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$727	$921
Estimated residual values of leased equipment (unguaranteed)	75	75
Investment in direct financing leases	802	996
Less unearned income	(329)	(474)
Net investment in direct financing leases	$473	$522

There were no net investments in direct financing leases in non-accrual status as of June 30, 2011 and December 31, 2010.

At June 30, 2011, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$1,820	$194	$2,014
Year ending December 31, 2012	2,489	368	2,857
2013	1,054	165	1,219
2014	320	—	320
2015	320	—	320
2016	27	—	27
	$6,030	$727	$6,757

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

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equipment and incentive management fees to General Partner	$32	$16	$62	$37
Cost reimbursements to General Partner and/or affiliates	—	—	750	750
	$32	$16	$812	$787

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $248 thousand and $560 thousand excess reimbursable administrative expenses at June 30, 2011 and December 31, 2010, respectively.

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

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

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

8. Partners’ capital:

As of June 30, 2011 and December 31, 2010, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Partners’ capital: - (continued)

Distributions to Limited Partners were as follows (in thousands, except per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions declared	$—	$—	$—	$2,248
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550
Weighted average distributions per Unit	$—	$—	$—	$0.15

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

As of June 30, 2011, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Partnership had net income of $577 thousand and net loss of $33 thousand for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 increased by $504 thousand, or 62%, as compared to the prior year period largely as a result of increased operating lease revenues.

The increase in operating lease revenues totaled $522 thousand and was primarily attributable to income derived from an approximate $3.8 million of off-lease equipment (at original equipment cost) that were re-leased under operating leases during the second quarter of 2011, and a period over period increase in marine vessel activity. Formerly on usage-based rentals, both marine vessels are now on fixed term leases.

Expenses

Total operating expenses for the second quarter of 2011 decreased by $104 thousand, or 12%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in depreciation expense, insurance costs, and other management fees offset, in part, by increases in marine vessel maintenance and other operating costs, and the provision for doubtful accounts.

Depreciation expense was reduced by $188 thousand mainly due to continued run-off of the lease asset portfolio as well as sales of terminating lease assets. Insurance costs related to the Partnership’s marine vessels decreased by $47 thousand primarily as (i) the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision, and (ii) lower insurance costs were negotiated under a new policy. The bareboat charter provision transfers possession and full control of the vessels, including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage. Other management fees declined by $40 thousand as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases.

Partly offsetting the aforementioned decreases in expenses were increases in marine vessel maintenance and other operating costs, and the provision for doubtful accounts totaling $105 thousand and $44 thousand, respectively. The increase in vessel maintenance and operating costs was primarily due to incremental costs incurred to prepare the marine vessels for new lessees. The provision for doubtful accounts increased as certain accounts receivable became delinquent (over 90 days) during the second quarter of 2011.

Other

During the second quarter of 2010, the Partnership recorded other loss, net totaling $2 thousand which represents a net loss from foreign currency transactions. Such net loss was primarily a result of the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions. There was no other income or loss recorded during the current year quarter.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Partnership had net losses of $317 thousand and $935 thousand for the six months ended June 30, 2011 and 2010, respectively. The results for the first half of 2011 reflect an increase in total revenues and a slight decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2011 increased by $587 thousand, or 37%, as compared to the prior year period. The net increase in total revenues was mostly attributable to an increase in operating lease revenues offset, in part, by decreases in gain on sales of assets and in direct financing lease revenues.

The growth in operating lease revenues totaled $652 thousand and was largely due to income derived from an approximate $3.8 million of off-lease equipment (at original equipment cost) that were re-leased under operating leases during the first half of 2011, coupled with a period over period increase in marine vessel activity. Formerly on usage-based rentals, both marine vessels are now on fixed term leases.

Gain on sales of lease assets decreased by $44 thousand largely due to lower volume and the change in the mix of assets sold during the current year period. Direct financing lease revenues declined by $26 thousand mainly due to run-off of the portfolio.

Expenses

Total operating expenses for the first half of 2011 decreased by $28 thousand as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in depreciation expense, other management fees, insurance costs and professional fees offset, in part, by increases in freight and shipping costs, railcar and equipment maintenance expenses, marine vessel maintenance and other operating costs, franchise fees and state taxes, and the provision for doubtful accounts.

Depreciation expense was lower by $214 thousand primarily as a result of continued run-off and sales of lease assets. Other management fees declined by $100 thousand as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases.

Moreover, insurance costs related to the Partnership’s marine vessels decreased by $89 thousand as (i) the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision as previously discussed, and (ii) lower insurance costs were negotiated under a new policy. Finally, professional fees declined by $75 thousand primarily due to lower legal and audit related fees. Legal fees declined as the prior year period amount included a contingent legal fee agreement with the Fund’s prior law firm representing the Fund with respect to the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue.

Partially offsetting the aforementioned decreases in expenses was a $241 thousand increase in freight and shipping costs, a $62 thousand increase in railcar and equipment maintenance costs, a $56 thousand increase in marine vessel maintenance and other operating costs, a $52 thousand increase in franchise fees and state taxes, and a $32 thousand increase in the provision for doubtful accounts.

The increase in freight and shipping expenses reflects costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring during first quarter of 2011. Railcar and equipment maintenance expenses increased largely due to costs associated with certain off-lease railcars which were re-leased under operating leases during the current year period. Likewise, vessel maintenance and operating costs increased primarily due to incremental costs incurred to prepare the marine vessels for new lessees. In addition, franchise and state taxes increased primarily as a result of a period over period increase in estimated tax payments and liabilities; and, the provision for doubtful accounts increased as certain accounts receivable became delinquent (over 90 days) during the current year period.

Other

The Partnership recorded other loss, net totaling $7 thousand and $10 thousand for the six months ended June 30, 2011 and 2010, respectively. Both amounts represent losses from foreign currency transactions during the respective periods, resulting from the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $3.7 million and $2.6 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$797	$245	$807	$265
Investing activities	152	112	236	255
Financing activities	—	—	—	(2,430)
Net increase (decrease) in cash and cash equivalents	$949	$357	$1,043	$(1,910)

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 increased by $552 thousand as compared to the prior year period. The net increase in cash flow was mainly attributable to the current period net income and an increase in prepaid rents received during the current year quarter offset, in part, by a period over period reduction in depreciation of lease assets (a non-cash item added back to net income).

Investing Activities

Cash provided by investing activities during the second quarter of 2011 increased by $40 thousand as compared to the prior year period. The net increase in cash flow was comprised of a $28 thousand increase in proceeds from sales of lease assets and a $12 thousand increase in principal payments received on direct financing leases.

Proceeds from sales of lease assets increased primarily due to the period over period change in the mix of assets sold; and, principal payments received on direct financing leases increased as a greater portion of total monthly payments were applied to principal on mid- to late-term leases.

Financing Activities

The Partnership had no financing activities during the second quarters of 2011 and 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 increased by $542 thousand as compared to the prior year period. The net increase in cash flow was primarily attributable to a lower net loss and an increase in prepaid rents received during the current year period offset, in part, by the period over period reduction in depreciation of lease assets (a non-cash item added back to net income), and an increase in payments made against accrued liabilities related to amounts due to AFS and its affiliates.

Investing Activities

Cash provided by investing activities during the first half of 2011 decreased by $19 thousand as compared to the period year period. The net decrease in cash flow was attributable to a $35 thousand decrease in proceeds from sales of lease assets offset, in part, by a $16 thousand increase in principal payments received on direct financing leases.

The decrease in proceeds from sales of lease assets was primarily due to lower volume and the change in the mix of assets sold during the current year period; and, the increase in principal payments received on direct financing leases reflects a greater portion of total monthly payments applied to principal on mid- to late-term leases.

Financing Activities

The Partnership had no financing activities during the first half of 2011. Cash used in financing activities during the first half of 2010 represents distributions paid to both Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Moreover, ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Partnership’s portion approximates $1.4 million, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011

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