Form 10-Q
period 2011-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2011-11-14
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Partnership Units outstanding as of October 31, 2011 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$4,746	$2,637
Accounts receivable, net of allowance for doubtful accounts of $19 as of September 30, 2011 and $11 as of December 31, 2010	195	311
Investments in equipment and leases, net of accumulated depreciation of $39,962 as of September 30, 2011 and $41,618 as of December 31, 2010	7,836	8,760
Other assets	9	7
Total assets	$12,786	$11,715
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$651	$504
Other	451	271
Unearned operating lease income	426	102
Total liabilities	1,528	877
Partners’ capital:
General Partner	—	—
Limited Partners	11,258	10,838
Total Partners’ capital	11,258	10,838
Total liabilities and Partners’ capital	$12,786	$11,715

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$1,054	$1,674	$3,005	$2,973
Direct financing leases	66	80	211	251
Gain on sales of assets	102	120	181	243
Other	1	1	12	7
Total revenues	1,223	1,875	3,409	3,474
Expenses:
Depreciation of operating lease assets	186	411	795	1,234
Marine vessel maintenance and other operating costs	—	283	159	386
Cost reimbursements to General Partner	—	—	750	750
Equipment and incentive management fees to General Partner	35	89	97	126
Railcar and equipment maintenance	155	127	435	345
Professional fees	5	25	69	164
Insurance	2	27	(16)	98
Outside services	18	12	43	48
Other management fees	60	99	111	250
Equipment storage	1	38	54	114
Franchise fees and state taxes	20	—	62	(10)
Freight and shipping	3	2	247	5
(Reversal of) provision for doubtful accounts	(35)	—	8	11
Property taxes	2	—	58	42
Other	32	27	108	101
Total operating expenses	484	1,140	2,980	3,664
Income (loss) from operations	739	735	429	(190)
Other (loss) income, net	(2)	3	(9)	(7)
Net income (loss)	$737	$738	$420	$(197)
Net income (loss):
General Partner	$—	$—	$—	$182
Limited Partners	737	738	420	(379)
	$737	$738	$420	$(197)
Net income (loss) per Limited Partnership Unit	$0.05	$0.05	$0.03	$(0.03)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(in thousands except units and per unit data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	14,985,550	$14,247	$—	$14,247
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	338	304	642
Balance December 31, 2010	14,985,550	10,838	—	10,838
Net income	—	420	—	420
Balance September 30, 2011	14,985,550	$11,258	$—	$11,258

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income (loss)	$737	$738	$420	$(197)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(102)	(120)	(181)	(243)
Depreciation of operating lease assets	186	411	795	1,234
(Reversal of) provision for doubtful accounts	(35)	—	8	11
Changes in operating assets and liabilities:
Accounts receivable	65	(492)	108	(454)
Other assets	(8)	(8)	(2)	1
Accounts payable:
General Partner	(78)	(87)	147	189
Other	(118)	(233)	30	(72)
Affiliates	—	(55)	—	(2)
Unearned lease income	195	131	324	83
Net cash provided by operating activities	842	285	1,649	550
Investing activities:
Proceeds from sales of lease assets	193	206	380	428
Principal payments received on direct financing leases	31	18	80	51
Net cash provided by investing activities	224	224	460	479
Financing activities:
Distributions:
General Partner	—	—	—	(182)
Limited Partners	—	—	—	(2,248)
Net cash used in financing activities	—	—	—	(2,430)
Net increase (decrease) in cash and cash equivalents	1,066	509	2,109	(1,401)
Cash and cash equivalents at beginning of period	3,680	1,988	2,637	3,898
Cash and cash equivalents at end of period	$4,746	$2,497	$4,746	$2,497
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$16	$—	$78	$45
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$—	$150	$—

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2011, 14,985,550 Units remain issued and outstanding.

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

As of September 30, 2011, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

However, certain of the Partnership’s lessee customers may have international operations. In these instances, the Partnership is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Partnership to track, on an asset-by-asset and day-by-day basis, where these assets are deployed. The primary geographic regions in which the Partnership sought leasing opportunities were North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for nine months ended September 30, 2011 and 2010 and long-lived tangible assets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	For The Nine Months Ended September 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$3,179	93%	$3,440	99%
United Kingdom	16	0%	34	1%
Canada	214	7%	—	0%
Total International	230	7%	34	1%
Total	$3,409	100%	$3,474	100%

	As of September 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$7,596	97%	$8,760	100%
United Kingdom	—	0%	—	0%
Canada	240	3%	—	0%
Total International	240	3%	—	0%
Total	$7,836	100%	$8,760	100%

Other (loss) gain, net:

Other (loss) gain, net consists of losses on foreign currency transactions. The table below details the Partnership’s other (loss) gain, net for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency (loss) gain	$(2)	$3	$(9)	$(7)

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

Recent accounting pronouncements:

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Partnership on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Partnership evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Partnership’s financial position or results of operations.

3. Provision for credit losses:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$1	$—	$—	$1
Provision for credit losses	9	1	—	10
Balance December 31, 2010	10	1	—	11
Provision for credit losses	2	6	—	8
Balance September 30, 2011	$12	$7	$—	$19

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease payments outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

As of September 30, 2011 and December 31, 2010, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at September 30, 2011 and December 31, 2010 are as follows (in thousands):

September 30, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$442	$442
Ending balance: individually evaluated for impairment	$442	$442
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$522	$522
Ending balance: individually evaluated for impairment	$522	$522
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At September 30, 2011 and December 31, 2010, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases	Finance Leases
	September 30, 2011	December 31, 2010
Pass	$442	$522
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$442	$522

At September 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$85	$85	$357	$442	$85

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$522	$522	$—

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

The Partnership did not carry an impairment reserve on its financing receivables at September 30, 2011 and December 31, 2010. At September 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$7,817	$292	$(794)	$7,315
Net investment in direct financing leases	522	—	(80)	442
Assets held for sale or lease, net	421	(341)	(1)	79
Total	$8,760	$(49)	$(875)	$7,836

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2011 and 2010.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $186 thousand and $411 thousand for the three months ended September 30, 2011 and 2010, and was $795 thousand and $1.2 million for the respective nine months ended September 30, 2011 and 2010.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Transportation	$26,526	$—	$3,720	$30,246
Marine vessels/barges	16,638	150	(1,113)	15,675
Construction	431	—	—	431
Materials handling	83	—	—	83
Other	135	—	(135)	—
	43,813	150	2,472	46,435
Less accumulated depreciation	(35,996)	(794)	(2,330)	(39,120)
Total	$7,817	$(644)	$142	$7,315

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. Contingent rentals totaled $30 thousand and $1.1 million for the respective three months ended September 30, 2011 and 2010, and were $208 thousand and $1.3 million for the respective nine months ended September 30, 2011 and 2010.

There were no operating leases in non-accrual status at September 30, 2011 and December 31, 2010.

Direct financing leases:

As of September 30, 2011 and December 31, 2010, investment in direct financing leases primarily consists of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$630	$921
Estimated residual values of leased equipment (unguaranteed)	75	75
Investment in direct financing leases	705	996
Less unearned income	(263)	(474)
Net investment in direct financing leases	$442	$522

There were no net investments in direct financing leases in non-accrual status as of September 30, 2011 and December 31, 2010.

At September 30, 2011, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$839	$97	$936
Year ending December 31, 2012	2,521	368	2,889
2013	1,059	165	1,224
2014	323	—	323
2015	320	—	320
2016	27	—	27
	$5,089	$630	$5,719

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

During the three and nine months ended September 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equipment and incentive management fees to General Partner	$35	$89	$97	$126
Cost reimbursements to General Partner and/or affiliates	—	—	750	750
	$35	$89	$847	$876

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $251 thousand and $560 thousand excess reimbursable administrative expenses at September 30, 2011 and December 31, 2010, respectively.

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

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

8. Partners’ capital:

As of September 30, 2011 and December 31, 2010, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

As of September 30, 2011, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Partnership had net income of $737 thousand and $738 thousand for the three months ended September 30, 2011 and 2010, respectively. The results for the third quarter of 2011 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2011 declined by $652 thousand, or 35%, as compared to the prior year period, largely as a result of a $620 thousand net reduction in operating lease revenues. The net decrease in operating lease revenues was primarily attributable to a decline in contingent rental revenues offset, in part, by an increase in fixed-term rental income.

Contingent rental revenues declined by an approximate $1.1 million as the Partnership’s two largest vessels, formerly the most significant source of contingent rentals, were converted to fixed term leases in August 2010 and in March 2011 at lower negotiated rates. Partially offsetting such decrease was an increase in fixed-term rental revenues derived from an approximate $3.8 million of off-lease assets that were re-leased during the second quarter of 2011. In addition, the two marine vessels which were converted to fixed-term leases likewise contributed incremental operating lease revenues during the period.

Expenses

Total operating expenses for the third quarter of 2011 decreased by $656 thousand, or 58%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and other operating costs, depreciation expense, management fees paid to AFS, other management fees, equipment storage expense, and the provision for doubtful accounts.

Marine vessel maintenance and other operating costs decreased by $283 thousand as the responsibility for such expenses pertaining to both vessels were assumed by lessees under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels, including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage.

The $225 thousand reduction in depreciation expense was mainly attributable to continued run-off and sales of lease assets; and, the $54 thousand decline in management fees paid to AFS was primarily due to the continued decline in managed assets and related rents.

Other management fees declined by $39 thousand as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases. Equipment storage expense decreased by $37 thousand as certain off-lease railcars, which were previously in inventory, were re-leased during the second quarter of 2011. Finally, provision for doubtful accounts was lower by $35 thousand due to recovery of amounts previously reserved.

Other

The Partnership recorded other loss, net totaling $2 thousand and other income, net totaling $3 thousand for the third quarters ended September 30, 2011 and 2010, respectively. The $5 thousand unfavorable variance represents the net impact of foreign currency transaction gains and losses and was a result of the period over period strength of the U.S. currency against the British pound at the time of the transactions. The Partnership’s foreign currency transactions are primarily denominated in British pounds.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Partnership had net income of $420 thousand and a net loss of $197 thousand for the nine months ended September 30, 2011 and 2010, respectively. The results for the first nine months of 2011 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2011 decreased by $65 thousand, or 2%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to decreases in gain on sales of assets and in direct financing lease revenues offset, in part, by an increase in operating lease revenues.

Gain on sales of lease assets decreased by $62 thousand largely due to the lower volume and the change in the mix of assets sold during the current year period. Direct financing lease revenues declined by $40 thousand mainly due to run-off of the portfolio.

The aforementioned decreases in revenues were partially offset by a $32 thousand net increase in operating lease revenues. The net increase in operating lease revenues was primarily due to income derived from (i) an approximate $3.8 million of off-lease equipment that were re-leased during the first half of 2011 and (ii) incremental revenues from the Partnership’s two largest marine vessels which were converted from charter hires to fixed-term leases in August 2010 and March 2011. Partially offsetting such increases was a reduction in contingent rentals as a result of the aforementioned conversion of the Partnership’s vessels, formerly the most significant source of contingent revenues, to fixed-term leases.

Expenses

Total operating expenses for the first nine months of 2011 decreased by $684 thousand as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in depreciation expense, marine vessel maintenance and other operating costs, other management fees, and insurance costs offset, in part, by increases in freight and shipping costs.

Depreciation expense was lower by $439 thousand primarily as a result of continued run-off and sales of lease assets. Marine vessel maintenance and other operating costs decreased by $227 thousand as the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels, including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage. Other management fees declined by $139 thousand as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases. Moreover, insurance costs related to the Partnership’s marine vessels decreased by $114 thousand as (i) the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision as previously discussed, and (ii) lower insurance costs were negotiated under a new policy.

Partially offsetting the aforementioned decreases in expenses was a $242 thousand increase in freight and shipping costs. The increase in freight and shipping expenses reflects costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring during first quarter of 2011.

Other

The Partnership recorded other loss, net totaling $9 thousand and $7 thousand for the nine months ended September 30, 2011 and 2010, respectively. Both amounts represent losses from foreign currency transactions during the respective periods, resulting from the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Partnership’s cash and cash equivalents totaled $4.7 million and $2.6 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$842	$285	$1,649	$550
Investing activities	224	224	460	479
Financing activities	—	—	—	(2,430)
Net increase (decrease) in cash and cash equivalents	$1,066	$509	$2,109	$(1,401)

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and proceeds from sales of lease assets. During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Partnership’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and proceeds from sales of lease assets.

During the same periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. In addition, during the prior year period, cash was used to pay distributions to both the Limited Partners and the General Partner totaling $2.2 million and $182 thousand, respectively. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At September 30, 2011, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Moreover, ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 14, 2011

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