Form 10-K
period 2011-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2012-03-15
CIK 1019542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 29, 2012 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2011, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2011, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2011, the Partnership had purchased equipment with a total acquisition price of $306.1 million.

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

During 2011 and 2010, one lessee generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2011	2010
AET Offshore Services, Inc. (formerly Gulfmark Management, Inc.)	Marine vessel	28%	24%
Paneltech Products, Inc.	Transportation	12%	*
Genesee & Wyoming Inc.	Transportation	11%	*
Interstate Commodities	Transportation	11%	*
GATX Corporation	Transportation	*	11%
*	Less than 10%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2011 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$126,583	41.35%
Mining	51,722	16.90%
Marine vessels	30,814	10.07%
Materials handling	28,868	9.43%
Office automation	16,927	5.53%
Medical	13,206	4.31%
Manufacturing	13,009	4.25%
Aircraft	12,261	4.01%
Other*	12,734	4.15%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.10%
Transportation, other	46,452	15.17%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.49%
Electronics	26,062	8.51%
Mining	17,671	5.77%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other*	11,255	3.68%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2011, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Adjusted sales proceeds	Excess of Rents Over Expense*
Transportation	$89,563	$21,797	$73,171
Mining	51,722	12,464	48,404
Materials handling	28,786	7,717	30,561
Office automation	16,927	1,847	16,238
Marine vessels	14,779	2,207	14,870
Medical	13,206	8,422	13,667
Aircraft	10,982	3,757	9,618
Manufacturing	9,898	3,505	8,122
Other	12,002	1,023	29,982
	$247,865	$62,739	$244,633
*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2011, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 5,008 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2011. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2011. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2011, the value of the Partnership’s assets, calculated on this basis, was approximately $0.97 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Periodic distributions were paid in December 2011, and March and December 2010. The annualized rate for distributions from 2011 and 2010 operations was $0.25 per Unit for each of the years ended December 31, 2011 and 2010. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2011, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation	53%	54%
Marine vessels	30%	30%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2011 and 2010 as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2011	2010
AET Offshore Services, Inc. (formerly Gulfmark Management, Inc.)	Marine vessel	28%	24%
Paneltech Products, Inc.	Transportation	12%	*
Genesee & Wyoming Inc.	Transportation	11%	*
Interstate Commodities	Transportation	11%	*
GATX Corporation	Transportation	*	11%
*	Less than 10%

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

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s equipment on lease was acquired in the years 1997 through 2002. The utilization percentage of existing assets under lease was 99% and 85% as of December 31, 2011 and 2010, respectively. The lower asset utilization percentage during 2010 was primarily a result of the economic downturn which began during the second half of 2008. Such downturn effectively reduced lessee needs for continued deployment of expiring lease assets. In addition, the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 adversely impacted the Partnership’s marine vessel activity in the Gulf of Mexico.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2011 and 2010, the Partnership had exceeded such limitations by approximately $252 thousand and $560 thousand, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2011 versus 2010

The Partnership had net income of $1.1 million and $642 thousand for the years ended December 31, 2011 and 2010, respectively. The 2011 results reflect a decline in operating expenses offset, in part, by a decrease in total revenues when compared to the prior year.

Revenues

Total revenues for 2011 decreased by $682 thousand, or 13%, as compared to the prior year. The net decrease in total revenues was mostly attributable to decreases in gain on sales of lease assets and in operating lease revenues.

Gain on sales of lease assets decreased by $436 thousand largely due to the lower volume and the change in the mix of assets sold during 2011.

Operating lease revenues declined by $223 thousand primarily as a result of a decline in contingent rental revenues offset, in part, by an increase in fixed-term rental income. Contingent rental revenues declined by an approximate $1.4 million as the Partnership’s two largest vessels, formerly the most significant source of contingent rentals, were converted to fixed term leases in August 2010 and in March 2011 at lower negotiated rates. Such decline in contingent rental revenues was partially offset by an increase in fixed-term rental revenues derived from an approximate $3.8 million of off-lease assets that were re-leased during the second quarter of 2011 and incremental revenues from the aforementioned conversion of the Partnership’s vessels from charter hires to fixed-term leases.

Expenses

Total operating expenses for 2011 decreased by $1.1 million, or 24%, as compared to the prior year. The net reduction in expenses was primarily a result of decreases in depreciation expense, marine vessel maintenance and other operating costs, other management fees, insurance costs, property taxes and professional fees offset, in part, by increases in freight and shipping costs and railcar and equipment maintenance costs.

Depreciation expense was lower by $664 thousand primarily as a result of continued run-off and sales of lease assets. Marine vessel maintenance and other operating costs decreased by $310 thousand as the responsibility for such expenses pertaining to both vessels was assumed by its lessee under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels, including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage. Other management fees declined by $181 thousand as the usage-based vessels formerly managed by a third party manager are now under fixed-term leases.

Moreover, insurance costs and property taxes decreased by $169 thousand and $143 thousand, respectively, as the responsibility for such expenses pertaining to the Partnership’s two largest marine vessels was assumed by its lessee under a “bareboat charter” provision as previously discussed. In addition, insurance costs were impacted by lower insurance rates negotiated under a new policy. Professional fees declined by $103 thousand primarily due to lower legal and audit related fees. Legal fees declined as the prior year amount included a contingent legal fee agreement with the Fund’s prior law firm representing the Fund with respect to the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue.

Partially offsetting the aforementioned decreases in expenses were increases in freight and shipping costs, and in railcar and equipment maintenance costs totaling $244 thousand and $171 thousand, respectively. The increase in freight and shipping expenses reflects costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring during first quarter of 2011. Railcar and equipment maintenance expenses increased due to costs associated with certain off-lease railcars which were re-leased under operating leases during 2011.

Other

The Partnership recorded other loss, net totaling $9 thousand and $1 thousand for the years ended December 31, 2011 and 2010, respectively. Both amounts represent losses from foreign currency transactions during the respective years, resulting from the strength of the U.S. currency against the British pound at the time of the transactions. The British pound comprises the majority of the Partnership’s foreign currency transactions.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Partnership’s cash and cash equivalents totaled $1.4 million and $2.6 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Partnership has been its cash flow from leasing activities. As the initial lease terms have expired, the Partnership ventured to re-lease or sell the equipment. Future liquidity will depend on the Partnership’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$2,055	$1,230
Investing activities	713	1,560
Financing activities	(4,051)	(4,051)
Net decrease in cash and cash equivalents	$(1,283)	$(1,261)

2011 versus 2010

During the years ended December 31, 2011 and 2010, the Partnership’s primary source of liquidity were cash flows from its portfolio of operating lease contracts and proceeds from sales of lease assets.

During the same comparative years, cash was primarily used to pay distributions to both the Limited Partners and the General Partner, totaling a combined $4.1 million for each of the years ended December 31, 2011 and 2010, respectively. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At December 31, 2011, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Gain Contingencies

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership has submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. While BP’s claim administrator reviews the Partnership’s claim, and the Partnership believes such claim to be of merit, the amount of any compensation or award from BP is currently extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

Moreover, ATEL has filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. One of the Partnership’s two vessels was placed in drydock for scheduled maintenance during the first quarter of 2011. At the end of the first quarter of 2011, the vessel was returned to service under a fixed-term operating lease. The Partnership’s other vessel is scheduled for drydock maintenance during the latter half of 2012.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2012

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Cash and cash equivalents	$1,354	$2,637
Accounts receivable, net of allowance for doubtful accounts of $11 as of December 31, 2011 and 2010	307	311
Investments in equipment and leases, net of accumulated depreciation of $39,106 as of December 31, 2011 and $41,618 as of December 31, 2010	7,549	8,760
Other assets	6	7
Total assets	$9,216	$11,715
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$670	$504
Other	416	271
Unearned operating lease income	247	102
Total liabilities	1,333	877
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,883	10,838
Total Partners’ capital	7,883	10,838
Total liabilities and Partners’ capital	$9,216	$11,715

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing activities:
Operating leases	$4,063	$4,286
Direct financing leases	272	329
Gain on sales of assets	315	751
Other	51	17
Total revenues	4,701	5,383
Expenses:
Depreciation of operating lease assets	963	1,627
Marine vessel maintenance and other operating costs	159	469
Cost reimbursements to General Partner	750	750
Equipment and incentive management fees to General Partner	208	193
Railcar and equipment maintenance	670	499
Professional fees	87	190
Insurance	(13)	156
Outside services	65	64
Other management fees	152	333
Equipment storage	59	153
Franchise fees and state taxes	83	—
Freight and shipping	250	6
Provision for credit losses	—	10
Property taxes	15	158
Other	148	132
Total operating expenses	3,596	4,740
Income from operations	1,105	643
Other loss, net	(9)	(1)
Net income	$1,096	$642
Net income:
General Partner	$304	$304
Limited Partners	792	338
	$1,096	$642
Net income per Limited Partnership Unit	$0.05	$0.02
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2009	14,985,550	$14,247	$—	$14,247
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	338	304	642
Balance December 31, 2010	14,985,550	10,838	—	10,838
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	792	304	1,096
Balance December 31, 2011	14,985,550	$7,883	$—	$7,883

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$1,096	$642
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(315)	(751)
Depreciation of operating lease assets	963	1,627
Provision for credit losses	—	10
Changes in operating assets and liabilities:
Accounts receivable	4	(37)
Other assets	1	4
Accounts payable:
General Partner	166	72
Other	(5)	(295)
Affiliates	—	(2)
Unearned lease income	145	(40)
Net cash provided by operating activities	2,055	1,230
Investing activities:
Proceeds from sales of lease assets	596	1,490
Principal payments received on direct financing leases	117	70
Net cash provided by investing activities	713	1,560
Financing activities:
Distributions to General Partner	(304)	(304)
Distributions to Limited Partners	(3,747)	(3,747)
Net cash used in financing activities	(4,051)	(4,051)
Net decrease in cash and cash equivalents	(1,283)	(1,261)
Cash and cash equivalents at beginning of year	2,637	3,898
Cash and cash equivalents at end of year	$1,354	$2,637
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$85	$45
Schedule of non-cash transactions:
Improvements to operating lease equipment	$150	$—

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2011, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2011, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Partnership places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the years ended December 31, 2011 and 2010 and long-lived tangible assets as of December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$4,391	93%	$5,348	99%
United Kingdom	16	0%	35	1%
Canada	294	7%	—	0%
Total International	310	7%	35	1%
Total	$4,701	100%	$5,383	100%

	As of December 31,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$7,309	97%	$8,760	100%
United Kingdom	—	0%	—	0%
Canada	240	3%	—	0%
Total International	240	3%	—	0%
Total	$7,549	100%	$8,760	100%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the year ended December 31, 2011, the Partnership recorded estimated income and franchise taxes totaling $83 thousand. There was no provision for state income taxes and franchise fees for 2010. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$7,883	$10,838
Tax basis of net assets (unaudited)	(20,064)	(18,170)
Difference	$27,947	$29,008

The primary differences between the tax bases of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$1,096	$642
Tax adjustments (unaudited):
Adjustment to depreciation expense	863	1,228
Provision for doubtful accounts	—	11
Adjustments to lease revenues	—	70
Adjustments to gain on sales of assets	82	692
Other	116	(88)
Income per federal tax return (unaudited)	$2,157	$2,555

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the year.

Other loss, net:

Other loss, net consists of losses on foreign currency transactions, and totaled $9 thousand and $1 thousand for 2011 and 2010, respectively.

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Partnership’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation	53%	54%
Marine vessels	30%	30%

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2011	2010
AET Offshore Services, Inc. (formerly Gulfmark Management, Inc.)	Marine vessel	28%	24%
Paneltech Products, Inc.	Transportation	12%	*
Genesee & Wyoming Inc.	Transportation	11%	*
Interstate Commodities	Transportation	11%	*
GATX Corporation	Transportation	*	11%
*	Less than 10%

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

4. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$1	$—	$—	$1
Provision for credit losses	9	1	—	10
Balance December 31, 2010	10	1	—	11
Provision for credit losses	—	—	—	—
Balance December 31, 2011	$10	$1	$—	$11

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease payments outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts are applied only against outstanding principal balances.

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

As of December 31, 2011 and 2010, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at December 31, 2011 and 2010 are as follows (in thousands):

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$405	$405
Ending balance: individually evaluated for impairment	$405	$405
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$522	$522
Ending balance: individually evaluated for impairment	$522	$522
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

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

At December 31, 2011 and 2010, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	2011	2010
Pass	$405	$522
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$405	$522

At December 31, 2011 and 2010, investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$405	$405	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$522	$522	$—

The Partnership did not carry an impairment reserve on its financing receivables at December 31, 2011 and 2010. At December 31, 2011 and 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$7,817	$220	$(962)	$7,075
Net investment in direct financing leases	522	—	(117)	405
Assets held for sale or lease, net	421	(351)	(1)	69
Total	$8,760	$(131)	$(1,080)	$7,549

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2011 and 2010.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $963 thousand and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Transportation	$26,526	$—	$3,181	$29,707
Marine vessels	16,638	150	(1,113)	15,675
Construction	431	—	(275)	156
Materials handling	83	—	—	83
Other	135	—	(135)	—
	43,813	150	1,658	45,621
Less accumulated depreciation	(35,996)	(962)	(1,588)	(38,546)
Total	$7,817	$(812)	$70	$7,075

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at December 31, 2011 and 2010, respectively.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. Contingent rentals totaled $239 thousand and $1.7 million for the years ended December 31, 2011 and 2010, respectively.

There were no operating leases in non-accrual status at December 31, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases: - (continued)

Direct financing leases:

As of December 31, 2011 and 2010, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Total minimum lease payments receivable	$533	$921
Estimated residual values of leased equipment (unguaranteed)	75	75
Investment in direct financing leases	608	996
Less unearned income	(203)	(474)
Net investment in direct financing leases	$405	$522

There were no net investments in direct financing leases in non-accrual status as of December 31, 2011 and 2010.

At December 31, 2011, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ended December 31, 2012	$2,536	$368	$2,904
2013	1,059	165	1,224
2014	323	—	323
2015	320	—	320
2016	27	—	27
	$4,265	$533	$4,798

6. Related party transactions:

The terms of the Partnership Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Partnership.

The Partnership Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Partnership. Administrative services provided include Partnership accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as disposition of equipment. The Partnership will be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Partnership.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

During the years ended December 31, 2011 and 2010, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2011	2010
Equipment and incentive management fees to General Partner	$208	$193
Cost reimbursements to General Partner and/or affiliates	750	750
	$958	$943

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Partnership has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $252 thousand and $560 thousand excess reimbursable administrative expenses at December 31, 2011 and 2010, respectively.

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

8. Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership has submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. While BP’s claim administrator reviews the Partnership’s claim, and the Partnership believes such claim to be of merit, the amount of any compensation or award from BP is currently extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Partners’ capital:

As of December 31, 2011 and 2010, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2011	2010
Distributions declared	$3,747	$3,747
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$0.25	$0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services, LLC (“AFS”) (the General Partner) is held by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$41	$67
Other	1	2
	$42	$69

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

Date: March 15, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 15, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.