Form 10-Q
period 2012-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2012-05-11
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Partnership Units outstanding as of April 30, 2012 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,824	$1,354
Accounts receivable, net of allowance for doubtful accounts of $209 as of March 31, 2012 and $11 December 31, 2011	152	307
Investments in equipment and leases, net of accumulated depreciation of $39,099 as of March 31, 2012 and $39,106 as of December 31, 2011	7,367	7,549
Other assets	6	6
Total assets	$9,349	$9,216
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$355	$670
Other	391	416
Unearned operating lease income	293	247
Total liabilities	1,039	1,333
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	8,310	7,883
Total Partners’ capital	8,310	7,883
Total liabilities and Partners’ capital	$9,349	$9,216

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,090	$755
Direct financing leases	53	75
Gain on sales of assets	29	28
Other	6	10
Total revenues	1,178	868
Expenses:
Depreciation of operating lease assets	123	386
Marine vessel maintenance and other operating costs	—	6
Cost reimbursements to General Partner	81	750
Other management fees	44	14
Equipment and incentive management fees to General Partner	34	30
Railcar and equipment maintenance	157	143
Professional fees	41	57
Insurance	2	5
Equipment storage	2	37
Franchise fees and state taxes	—	19
Freight and shipping	1	234
Outside services	19	11
Provision for doubtful accounts	198	—
Property taxes	—	29
Postage	5	6
Printing and photocopying	10	2
Other	34	26
Total operating expenses	751	1,755
Income (loss) from operations	427	(887)
Other loss, net	—	(7)
Net income (loss)	$427	$(894)
Net income (loss):
General Partner	$—	$—
Limited Partners	427	(894)
	$427	$(894)
Net income (loss) per Limited Partnership Unit	$0.03	$(0.06)
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS
ENDED MARCH 31, 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	14,985,550	$10,838	$—	$10,838
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	792	304	1,096
Balance December 31, 2011	14,985,550	7,883	—	7,883
Net income	—	427	—	427
Balance March 31, 2012	14,985,550	$8,310	$—	$8,310

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$427	$(894)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(29)	(28)
Depreciation of operating lease assets	123	386
Provision for doubtful accounts	198	—
Changes in operating assets and liabilities:
Accounts receivable	(43)	108
Other assets	—	3
Accounts payable:
General Partner	(315)	303
Other	(25)	30
Unearned lease income	46	102
Net cash provided by operating activities	382	10
Investing activities:
Proceeds from sales of lease assets	45	61
Principal payments received on direct financing leases	43	23
Net cash provided by investing activities	88	84
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	470	94
Cash and cash equivalents at beginning of period	1,354	2,637
Cash and cash equivalents at end of period	$1,824	$2,731
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$150

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2012, 14,985,550 Units remain issued and outstanding.

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

As of March 31, 2012, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for three months ended March 31, 2012 and 2011 and long-lived tangible assets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	For The Three Months Ended March 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$1,098	93%	$852	98%
United Kingdom	—	0%	16	2%
Canada	80	7%	—	0%
Total International	80	7%	16	2%
Total	$1,178	100%	$868	100%

	As of March 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$7,127	97%	$7,309	97%
United Kingdom	—	0%	—	0%
Canada	240	3%	240	3%
Total International	240	3%	240	3%
Total	$7,367	100%	$7,549	100%

Other loss, net:

Other loss, net represents $7 thousand of foreign currency translation losses during the prior year period. The Partnership had no foreign currency translation transactions during the current year period.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

Activity in the allowance for credit losses consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$10	$1	$—	$11
Provision	—	—	—	—
Balance December 31, 2011	10	1	—	11
Provision (reversal of provision)	(9)	207	—	198
Balance as of March 31, 2012	$1	$208	$—	$209

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of March 31, 2012 and December 31, 2011, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at March 31, 2012 and December 31, 2011 are as follows (in thousands):

March 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$352	$352
Ending balance: individually evaluated for impairment	$352	$352
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$405	$405
Ending balance: individually evaluated for impairment	$405	$405
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	March 31, 2012	December 31, 2011
Pass	$352	$405
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$352	$405

At March 31, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$56	$56	$296	$352	$56

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$405	$405	$—

The Partnership did not carry an impairment reserve on its financing receivables at March 31, 2012 and December 31, 2011. At March 31, 2012, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2011, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$7,075	$(16)	$(123)	$6,936
Net investment in direct financing leases	405	(10)	(43)	352
Assets held for sale or lease, net	69	10	—	79
Total	$7,549	$(16)	$(166)	$7,367

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2012 and 2011.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $123 thousand and $386 thousand for the three months ended March 31, 2012 and 2011, respectively.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation	$29,707	$—	$(128)	$29,579
Marine vessels/barges	15,675	—	—	15,675
Construction	156	—	—	156
Materials handling	83	—	—	83
	45,621	—	(128)	45,493
Less: accumulated depreciation	(38,546)	(123)	112	(38,557)
Total	$7,075	$(123)	$(16)	$6,936

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at March 31, 2012 and December 31, 2011.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. There were no contingent rentals for the three months ended March 31, 2012 as compared to $29 thousand for the prior year period

As of March 31, 2012, certain operating leases with a total book value of $148 thousand were placed on non-accrual status as a result of a lessee bankruptcy. No impairment was deemed necessary as the carrying amount of the underlying equipment was well below estimated scrap value.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2012 and December 31, 2011, investment in direct financing leases primarily consists of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$436	$533
Estimated residual values of leased equipment (unguaranteed)	65	75
Investment in direct financing leases	501	608
Less unearned income	(149)	(203)
Net investment in direct financing leases	$352	$405

There were no net investments in direct financing leases in non-accrual status as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$2,218	$271	$2,489
Year ending December 31, 2013	1,077	165	1,242
2014	341	—	341
2015	320	—	320
2016	27	—	27
	$3,983	$436	$4,419

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three months ended March 31, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Equipment and incentive management fees to General Partner	$34	$30
Cost reimbursements to General Partner and/or affiliates	81	750
	$115	$780

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. For the year ending December 31, 2012, it is not anticipated that the amount of reimbursable expenses billed to the Fund will exceed either the annual or the cumulative limitations. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Partners’ capital:

As of March 31, 2012 and December 31, 2011, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions to Limited Partners for the three months ended March 31, 2012 and 2011

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

As of March 31 2012, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Partnership had net income of $427 thousand for the three months ended March 31, 2012 as compared to a net loss of $894 thousand for the prior year period. The results for the first quarter of 2012 reflect a decrease in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 increased by $310 thousand, or 36%, as compared to the prior year period, largely as a result of a $335 thousand increase in operating lease revenues partially offset by a $22 thousand decrease in direct financing lease revenues.

The increase in operating lease revenues was largely a result of the following: i) higher rental income from one of the Fund’s marine vessels, which was in drydock status for a portion of the prior year period, ii) incremental income from certain off-lease assets which have been re-leased under operating leases since March 31, 2011, and iii) a higher negotiated rate on a lease that renewed during the first quarter of 2012. Such increases in operating lease revenues were partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation.

The decrease in direct financing lease revenues was largely due to the continued run-off of the portfolio.

Expenses

Total operating expenses for the first quarter of 2012 decreased by $1 million, or 57%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in costs reimbursed to AFS, depreciation expense and freight and shipping expense offset, in part, by an increase in the provision for doubtful accounts.

Costs reimbursed to AFS decreased by $669 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the current quarter’s costs reimbursed to AFS only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $263 thousand largely due to run-off and sales of lease assets; and, freight and shipping expense declined by $233 thousand as the prior year period amount included costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring.

Partially offsetting the aforementioned decreases in expenses was a $198 thousand increase in the provision for doubtful accounts. The provision increased as the Partnership recorded reserves relative to certain leases placed on non-accrual status as a result of a lessee bankruptcy and to certain other receivables that have been delinquent more than 90 days. By comparison, there was no provision for doubtful accounts during the prior year period.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $1.8 million and $1.4 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by:
Operating activities	$382	$10
Investing activities	88	84
Financing activities	—	—
Net increase in cash and cash equivalents	$470	$94

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Partnership realized proceeds from sales of lease assets totaling $45 thousand and $61 thousand for the three months ended March 31, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At March 31, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 11, 2012

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