Form 10-Q
period 2012-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2012-08-13
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Partnership Units outstanding as of July 31, 2012 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L. P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,405	$1,354
Accounts receivable, net of allowance for doubtful accounts of $272 as of June 30, 2012 and $11 as of December 31, 2011	181	307
Investments in equipment and leases, net of accumulated depreciation of $38,968 as of June 30, 2012 and $39,106 as of December 31, 2011	7,160	7,549
Prepaid expenses and other assets	15	6
Total assets	$9,761	$9,216
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$309	$670
Other	364	416
Unearned operating lease income	239	247
Total liabilities	912	1,333
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	8,849	7,883
Total Partners’ capital	8,849	7,883
Total liabilities and Partners’ capital	$9,761	$9,216

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,029	$1,196	$2,119	$1,951
Direct financing leases	46	70	99	145
Gain on sales of assets	125	51	154	79
Other	—	1	6	11
Total revenues	1,200	1,318	2,378	2,186
Expenses:
Depreciation of operating lease assets	120	223	243	609
Marine vessel maintenance and other operating costs	—	153	—	159
Cost reimbursements to General Partner	51	—	132	750
Equipment and incentive management fees to General Partner	28	32	62	62
Railcar and equipment maintenance	212	137	369	280
Professional fees	66	7	107	64
Insurance	4	(23)	6	(18)
Outside services	18	14	37	25
Other management fees	42	37	86	51
Equipment storage	2	16	4	53
Franchise fees and state taxes	15	23	15	42
Freight and shipping	2	10	3	244
Provision for doubtful accounts	63	43	261	43
Property taxes	1	27	1	56
Postage	9	6	14	13
Printing and photocopying	11	15	21	17
Other	17	21	51	46
Total operating expenses	661	741	1,412	2,496
Income (loss) from operations	539	577	966	(310)
Other loss, net	—	—	—	(7)
Net income (loss)	$539	$577	$966	$(317)
Net income (loss):
General Partner	$—	$—	$—	$—
Limited Partners	539	577	966	(317)
	$539	$577	$966	$(317)
Net income (loss) per Limited Partnership Unit	$0.04	$0.04	$0.06	$(0.02)
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS
ENDED JUNE 30, 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	14,985,550	$10,838	$—	$10,838
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	792	304	1,096
Balance December 31, 2011	14,985,550	7,883	—	7,883
Net income	—	966	—	966
Balance June 30, 2012	14,985,550	$8,849	$—	$8,849

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income (loss)	$539	$577	$966	$(317)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(125)	(51)	(154)	(79)
Depreciation of operating lease assets	120	223	243	609
Provision for doubtful accounts	63	43	261	43
Changes in operating assets and liabilities:
Accounts receivable	(92)	(65)	(135)	43
Prepaid expenses and other assets	(9)	3	(9)	6
Accounts payable:
General Partner	(46)	(78)	(361)	225
Other	(27)	118	(52)	148
Unearned lease income	(54)	27	(8)	129
Net cash provided by operating activities	369	797	751	807
Investing activities:
Proceeds from sales of lease assets	165	126	210	187
Principal payments received on direct financing leases	47	26	90	49
Net cash provided by investing activities	212	152	300	236
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	581	949	1,051	1,043
Cash and cash equivalents at beginning of period	1,824	2,731	1,354	2,637
Cash and cash equivalents at end of period	$2,405	$3,680	$2,405	$3,680
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$39	$62	$39	$62
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$—	$—	$150

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2012, 14,985,550 Units remain issued and outstanding.

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

As of June 30, 2012, the Partnership continues to be in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the six months ended June 30, 2012 and 2011 and long-lived tangible assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	For The Six Months Ended June 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$2,218	93%	$2,036	93%
United Kingdom	—	0%	16	1%
Canada	160	7%	134	6%
Total International	160	7%	150	7%
Total	$2,378	100%	$2,186	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$6,920	97%	$7,309	97%
United Kingdom	—	0%	—	0%
Canada	240	3%	240	3%
Total International	240	3%	240	3%
Total	$7,160	100%	$7,549	100%

Other loss, net:

Other loss, net represents $7 thousand of foreign currency translation losses during the first half of 2011, all of which was recorded during the first quarter of 2011. The Partnership’s foreign currency translation transactions were nominal during the three and six months ended June 30, 2012.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

Activity in the allowance for credit losses consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$10	$1	$—	$11
Provision for credit losses	—	—	—	—
Balance December 31, 2011	10	1	—	11
(Reversal of provision) provision	(9)	270	—	261
Balance June 30, 2012	$1	$271	$—	$272

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of June 30, 2012 and December 31, 2011, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at June 30, 2012 and December 31, 2011 are as follows (in thousands):

June 30, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$305	$305
Ending balance: individually evaluated for impairment	$305	$305
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$405	$405
Ending balance: individually evaluated for impairment	$405	$405
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At June 30, 2012 and December 31, 2011, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	June 30, 2012	December 31, 2011
Pass	$305	$405
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$305	$405

At June 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$46	$46	$259	$305	$46

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$405	$405	$—

The Partnership did not carry an impairment reserve on its financing receivables at June 30, 2012 and December 31, 2011. At June 30, 2012, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2011, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$7,075	$(56)	$(243)	$6,776
Net investment in direct financing leases	405	(10)	(90)	305
Assets held for sale or lease, net	69	10	—	79
Total	$7,549	$(56)	$(333)	$7,160

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2012 and 2011.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $120 thousand and $223 thousand for the respective three months ended June 30, 2012 and 2011, and was $243 thousand and $609 thousand for the respective six months ended June 30, 2012 and 2011.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Transportation	$29,707	$—	$(494)	$29,213
Marine vessels	15,675	—	—	15,675
Construction	156	—	—	156
Materials handling	83	—	—	83
	45,621	—	(494)	45,127
Less: accumulated depreciation	(38,546)	(243)	438	(38,351)
Total	$7,075	$(243)	$(56)	$6,776

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at June 30, 2012 and December 31, 2011.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $58 thousand for both the three and six months ended June 30, 2012, and was $149 thousand and $178 thousand for the respective three and six months ended June 30, 2011.

Certain operating leases with a total book value of $148 thousand were placed on non-accrual status during the first quarter of 2012 as a result of a lessee bankruptcy. Such leases continue to be in non-accrual status as of June 30, 2012. No impairment was deemed necessary as the carrying amount of the underlying equipment was well below estimated scrap value.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2012 and December 31, 2011, investment in direct financing leases primarily consists of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$344	$533
Estimated residual values of leased equipment (unguaranteed)	65	75
Investment in direct financing leases	409	608
Less unearned income	(104)	(203)
Net investment in direct financing leases	$305	$405

There were no net investments in direct financing leases in non-accrual status as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$1,403	$179	$1,582
Year ending December 31, 2013	1,077	165	1,242
2014	341	—	341
2015	321	—	321
2016	27	—	27
	$3,169	$344	$3,513

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equipment and incentive management fees to General Partner	$28	$32	$62	$62
Cost reimbursements to General Partner	51	—	132	750
	$79	$32	$194	$812

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

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Partners’ capital:

As of June 30, 2012 and December 31, 2011, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions to Limited Partners for the three and six months ended June 30, 2012 and 2011.

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

As of June 30 2012, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Partnership had net income of $539 thousand and $577 thousand for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 decreased by $118 thousand, or 9%, as compared to the prior year period. The decrease was largely due to reductions in both operating and direct financing lease revenues partially offset by an increase in gains on sales of lease assets.

The decrease in operating lease revenues was largely due to the period over period decrease in usage-based rental revenue and the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation. In addition, the second quarter 2011 amounts reflect an approximate $53 thousand of first quarter 2011 revenues relative to previous off-lease assets contracted out by an independent third party asset manager. Such agreement was finalized by the third party manager during the second quarter of 2011. The decrease in direct financing lease revenues was primarily a result of continued run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $74 thousand increase in gains on sales of lease assets. The increase was mainly attributable to the change in the mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2012 decreased by $80 thousand, or 11%, as compared to the prior year period. The net decrease in expenses was primarily a result of decreases in marine vessel maintenance and operating costs, depreciation expense and property taxes offset, in part, by increases in railcar maintenance and equipment costs, professional fees, insurance expense, and the provision for doubtful accounts.

Marine vessel maintenance and operating costs decreased by $153 thousand as the second quarter 2011 amount included incremental costs incurred to prepare the marine vessels for new lessees. There were no marine vessel maintenance and other operating costs during the current quarter as, by the end of the first quarter of 2011, the responsibility for all such expenses pertaining to both vessels were assumed by its respective lessee under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage. Depreciation expense was reduced by $103 thousand largely due to an increase in the number of assets that have been fully depreciated since the second quarter of 2011, combined with run-off and sales of lease assets. Property taxes declined by $26 thousand as the responsibility for taxes due relative to each of the Partnership’s marine vessels was assumed by its respective lessee under a “bareboat charter” provision as discussed above.

Partially offsetting the aforementioned decreases in expenses were increases in railcar maintenance and equipment costs, professional fees, insurance expense, and the provision for doubtful accounts totaling $75 thousand, $59 thousand, $27 thousand and $20 thousand, respectively.

The increase in railcar maintenance costs was largely due to maintenance and refurbishment costs related to inventoried railcars that have been re-leased since the second quarter of 2011. Professional fees increased primarily due to higher legal fees associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue. Insurance expense was higher largely due to increased costs relative to railcars offset by the transfer of the responsibility for such expenses pertaining to the Partnership’s two largest marine vessels to its lessee under a “bareboat charter” provision as previously discussed. Finally, the provision for doubtful accounts was higher due to a period over period increase in reserves relative to certain leases placed on non-accrual status resulting from a lessee bankruptcy and certain other receivables that have been delinquent more than 90 days.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Partnership had net income of $966 thousand for the first half of 2012 as compared to a net loss of $317 thousand for the prior year period. The results for the first half of 2012 reflect a decrease in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 increased by $192 thousand, or 9%, as compared to the prior year period. The net increase in total revenues was mostly attributable to increases in operating lease revenues and gain on sales of assets offset, in part, by a decrease in direct financing lease revenues.

The increase in operating lease revenues totaled $168 thousand and was largely a result of the following: i) higher rental income from one of the Fund’s marine vessels, which was in drydock status for a portion of the prior year period, ii) incremental income from certain off-lease assets which have been re-leased under operating leases since the first half of 2011, and iii) a higher negotiated rate on a lease that renewed during the first quarter of 2012. Such increases in operating lease revenues were partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation. Gain on sales of assets increased by $75 thousand primarily due to the change in the mix of assets sold.

Partially offsetting the aforementioned increases in revenues was a $46 thousand reduction in direct financing lease revenues. The decrease in direct financing lease revenues was largely due to the continued run-off of the portfolio.

Expenses

Total operating expenses for the first half of 2012 decreased by $1.1 million, or 43%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in costs reimbursed to AFS, depreciation expense, marine vessel maintenance and operating costs, and freight and shipping expense offset, in part, by increases in the provision for doubtful accounts and railcar maintenance and equipment costs.

Costs reimbursed to AFS decreased by $618 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the first half of 2012 only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $366 thousand mainly due to an increase in the number of assets that have been fully depreciated since June 30, 2011, combined with run-off and sales of lease assets. Freight and shipping expense declined by $241 thousand as the prior year period amount included costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring. Finally, marine vessel maintenance and operating costs decreased by $159 thousand as the amount for the first half of 2011 included incremental costs incurred to prepare the marine vessels for new lessees. There were no marine vessel maintenance and other operating costs during the current year period as, by the end of the first quarter of 2011, the responsibility for all such expenses pertaining to both vessels were assumed by its respective lessee under a “bareboat charter” provision as previously discussed.

Partially offsetting the aforementioned decreases in expenses were increases in the provision for doubtful accounts and in railcar maintenance and equipment costs totaling $218 thousand and $89 thousand, respectively. The provision was higher due to a period over period increase in reserves relative to certain leases placed on non-accrual status resulting from a lessee bankruptcy and certain other receivables that have been delinquent more than 90 days; and, railcar maintenance costs increased largely due to maintenance and refurbishment costs related to inventoried railcars that have been re-leased since the first half of 2011.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $2.4 million and $1.4 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by:
Operating activities	$369	$797	$751	$807
Investing activities	212	152	300	236
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$581	$949	$1,051	$1,043

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Partnership realized proceeds from sales of lease assets totaling $165 thousand and $126 thousand for the three months ended June 30, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Partnership realized proceeds from sales of lease assets totaling $210 thousand and $187 thousand for the six months ended June 30, 2012 and 2011, respectively.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At June 30, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Moreover, ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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