Form 10-Q
period 2012-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2012-11-13
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Partnership Units outstanding as of October 31, 2012 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,221	$1,354
Accounts receivable, net of allowance for doubtful accounts of $118 as of September 30, 2012 and $11 as of December 31, 2011	210	307
Investments in equipment and leases, net of accumulated depreciation of $39,031 as of September 30, 2012 and $39,106 as of December 31, 2011	6,979	7,549
Prepaid expenses and other assets	22	6
Total assets	$10,432	$9,216
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$342	$670
Other	329	416
Unearned operating lease income	178	247
Total liabilities	849	1,333
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	9,583	7,883
Total Partners’ capital	9,583	7,883
Total liabilities and Partners’ capital	$10,432	$9,216

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME FOR

THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,085	$1,054	$3,204	$3,005
Direct financing leases	39	66	138	211
Gain on sales of assets	3	102	157	181
Other	7	1	13	12
Total revenues	1,134	1,223	3,512	3,409
Expenses:
Depreciation of operating lease assets	120	186	363	795
Marine vessel maintenance and other operating costs	—	—	—	159
Cost reimbursements to General Partner	45	—	177	750
Equipment and incentive management fees to General Partner	33	35	95	97
Railcar and equipment maintenance	145	155	514	435
Professional fees	114	5	221	69
Insurance	3	2	9	(16)
Outside services	16	18	53	43
Other management fees	35	60	121	111
Equipment storage	4	1	8	54
Franchise fees and state taxes	8	20	23	62
Freight and shipping	1	3	4	247
(Reversal of) provision for doubtful accounts	(154)	(35)	107	8
Property taxes	—	2	1	58
Postage	—	—	14	13
Printing and photocopying	—	—	21	17
Other	30	32	81	78
Total operating expenses	400	484	1,812	2,980
Income from operations	734	739	1,700	429
Other loss, net	—	(2)	—	(9)
Net income	$734	$737	$1,700	$420
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	734	737	1,700	420
	$734	$737	$1,700	$420
Net income per Limited Partnership Unit	$0.05	$0.05	$0.11	$0.03
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Limited Partners		General Partner
	Units	Amount		Total
Balance December 31, 2010	14,985,550	$10,838	$—	$10,838
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	792	304	1,096
Balance December 31, 2011	14,985,550	7,883	—	7,883
Net income	—	1,700	—	1,700
Balance September 30, 2012	14,985,550	$9,583	$—	$9,583

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$734	$737	$1,700	$420
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(3)	(102)	(157)	(181)
Depreciation of operating lease assets	120	186	363	795
(Reversal of) provision for doubtful accounts	(154)	(35)	107	8
Changes in operating assets and liabilities:
Accounts receivable	125	65	(10)	108
Prepaid expenses and other assets	(7)	(8)	(16)	(2)
Accounts payable:
General Partner	33	(78)	(328)	147
Other	(35)	(118)	(87)	30
Unearned lease income	(61)	195	(69)	324
Net cash provided by operating activities	752	842	1,503	1,649
Investing activities:
Proceeds from sales of lease assets	14	193	224	380
Principal payments received on direct financing leases	50	31	140	80
Net cash provided by investing activities	64	224	364	460
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	816	1,066	1,867	2,109
Cash and cash equivalents at beginning of period	2,405	3,680	1,354	2,637
Cash and cash equivalents at end of period	$3,221	$4,746	$3,221	$4,746
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$16	$39	$78
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$—	$—	$150

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2012, 14,985,550 Units remain issued and outstanding.

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

As of September 30, 2012, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

On or about December 1, 2012, the offices of the Fund and the General Partner will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the General Partner will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the nine months ended September 30, 2012 and 2011 and long-lived tangible assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	For The Nine Months Ended September 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$3,272	93%	$3,179	93%
United Kingdom	—	0%	16	0%
Canada	240	7%	214	7%
Total International	240	7%	230	7%
Total	$3,512	100%	$3,409	100%

	As of September 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$6,739	97%	$7,309	97%
United Kingdom	—	0%	—	0%
Canada	240	3%	240	3%
Total International	240	3%	240	3%
Total	$6,979	100%	$7,549	100%

Other loss, net:

Other loss, net represents $2 thousand and $9 thousand of foreign currency translation losses during the three and nine months ended September 30, 2011. The Partnership’s foreign currency translation transactions were nominal during the three and nine months ended September 30, 2012.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

3. Allowance for credit losses:

Activity in the allowance for credit losses consists of the following (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$10	$1	$—	$11
Provision	—	—	—	—
Balance December 31, 2011	10	1	—	11
(Reversal of provision) provision	(10)	117	—	107
Balance September 30, 2012	$—	$118	$—	$118

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of September 30, 2012 and December 31, 2011, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at September 30, 2012 and December 31, 2011 are as follows (in thousands):

September 30, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$255	$255
Ending balance: individually evaluated for impairment	$255	$255
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$405	$405
Ending balance: individually evaluated for impairment	$405	$405
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

The Partnership evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the General Partner to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the General Partner and the account is not considered by the Chief Credit Officer of the General Partner to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the General Partner’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the General Partner’s Credit Watch List, and has been declared in default and the General Partner has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired leases as applicable.

At September 30, 2012 and December 31, 2011, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	September 30, 2012	December 31, 2011
Pass	$255	$405
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$255	$405

At September 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$—	$—	$—	$255	$255	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$—	$—	$—	$405	$405	$—

The Partnership did not carry an impairment reserve on its financing receivables at September 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$7,075	$(1,270)	$(363)	$5,442
Net investment in direct financing leases	405	(10)	(140)	255
Assets held for sale or lease, net	69	1,213	—	1,282
Total	$7,549	$(67)	$(503)	$6,979

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2012 and 2011.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $120 thousand and $186 thousand for the respective three months ended September 30, 2012 and 2011, and was $363 thousand and $795 thousand for the respective nine months ended September 30, 2012 and 2011.

All of the property subject to leases was acquired in the years 1997 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Transportation	$29,707	$—	$(933)	$28,774
Marine vessels/barges	15,675	—	(8,275)	7,400
Materials handling	83	—	—	83
Construction	156	—	(156)	—
	45,621	—	(9,364)	36,257
Less accumulated depreciation	(38,546)	(363)	8,094	(30,815)
Total	$7,075	$(363)	$(1,270)	$5,442

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at September 30, 2012 and December 31, 2011.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $25 thousand and $30 thousand for the respective three months ended September 30, 2012 and 2011, and was $83 thousand and $208 thousand for the respective nine months ended September 30, 2012 and 2011.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

As of September 30, 2012, certain operating leases with a total book value of $135 thousand continue to be in non-accrual status. Such leases were originally placed on non-accrual status during the first quarter of 2012 as a result of a lessee bankruptcy. No impairment was deemed necessary as the carrying amount of the underlying equipment was well below estimated scrap value.

Direct financing leases:

As of September 30, 2012 and December 31, 2011, investment in direct financing leases consists primarily of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$254	$533
Estimated residual values of leased equipment (unguaranteed)	65	75
Investment in direct financing leases	319	608
Less unearned income	(64)	(203)
Net investment in direct financing leases	$255	$405

There were no net investments in direct financing leases in non-accrual status as of September 30, 2012 and December 31, 2011.

At September 30, 2012, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$593	$89	$682
Year ending December 31, 2013	1,134	165	1,299
2014	398	—	398
2015	321	—	321
2016	27	—	27
	$2,473	$254	$2,727

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

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equipment and incentive management fees to General Partner	$33	$35	$95	$97
Cost reimbursements to General Partner	45	—	177	750
	$78	$35	$272	$847

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

6. Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator has denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP is extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial date for this dispute had been rescheduled several times, however the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Partnership is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Partnership's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Partnership.

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

8. Partners’ capital:

As of September 30, 2012 and December 31, 2011, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions to Limited Partners for the three and nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Partnership had net income of $734 thousand and $737 thousand for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 decreased by $89 thousand, or 7%, as compared to the prior year period. The decrease was largely a result of a $99 thousand decline in gain on sales of assets which was mainly attributable to the lower volume and change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2012 decreased by $84 thousand, or 17%, as compared to the prior year period. The net reduction in expenses was primarily a result of reversals of the provision for doubtful accounts and a decrease in depreciation expense offset, in part, by an increase in professional fees.

The provision for doubtful accounts was reduced by $119 thousand largely due to a period over period increase in collection of amounts previously reserved; and, depreciation expense declined by $66 thousand primarily as a result of an increase in the number of assets that have been fully depreciated since the third quarter of 2011, combined with run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in expenses was a $109 thousand increase in professional fees. Such increase was mainly due to an increase in legal expenses pursuant to litigation against a former vessel manager.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Partnership had net income of $1.7 million and $420 thousand for the nine months ended September 30, 2012 and 2011, respectively. The results for the first nine months of 2012 reflect a decrease in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 increased by $103 thousand, or 3%, as compared to the prior year period. The net increase in total revenues was mostly attributable to increases in operating lease revenues offset, in part, by a decrease in direct financing lease revenues.

The increase in operating lease revenues totaled $199 thousand and was largely a result of the following: i) higher rental income from one of the Fund’s marine vessels, which was in drydock status for a portion of the prior year period, ii) incremental income from moving certain off-lease equipment into rental contracts at various times during the first nine months of 2011, and iii) a higher negotiated rate on a lease that renewed during the first quarter of 2012. Such increases in operating lease revenues were partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation.

Partially offsetting the aforementioned increase in operating lease revenues was a $73 thousand reduction in direct financing lease revenues. The decrease in direct financing lease revenues was largely due to the continued run-off of the portfolio.

Expenses

Total operating expenses for the first nine months of 2012 decreased by $1.2 million, or 39%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in costs reimbursed to AFS, depreciation expense, freight and shipping expense, and marine vessel maintenance and operating costs offset, in part, by increases in professional fees and the provision for doubtful accounts.

Costs reimbursed to AFS decreased by $573 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the first nine months of 2012 only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $432 thousand mainly due to an increase in the number of assets that have been fully depreciated since September 30, 2011, combined with run-off and sales of lease assets. Freight and shipping expense declined by $243 thousand as the prior year period amount included costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring. Finally, marine vessel maintenance and operating costs decreased by $159 thousand as the amount for the first nine months of 2011 included incremental costs incurred to prepare the marine vessels for new lessees. There were no marine vessel maintenance and other operating costs during the current year period as, by the end of the first quarter of 2011, the responsibility for all such expenses pertaining to both vessels were assumed by its respective lessee under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage.

Partially offsetting the aforementioned decreases in expenses were increases in professional fees and the provision for doubtful accounts totaling $152 thousand and $99 thousand, respectively. The increase in professional fees was mainly due to an increase in legal expenses pursuant to litigation against a former vessel manager. The provision for doubtful accounts was higher due to a period over period increase in reserves relative to certain leases placed on non-accrual status resulting from a lessee bankruptcy and certain other receivables that have been delinquent more than 90 days.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Partnership’s cash and cash equivalents totaled $3.2 million and $1.4 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by:
Operating activities	$752	$842	$1,503	$1,649
Investing activities	64	224	364	460
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$816	$1,066	$1,867	$2,109

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Partnership realized proceeds from sales of lease assets totaling $14 thousand and $193 thousand for the three months ended September 30, 2012 and 2011, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, the Partnership’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Partnership realized proceeds from sales of lease assets totaling $224 thousand and $380 thousand for the nine months ended September 30, 2012 and 2011, respectively.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At September 30, 2012, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Gain Contingencies

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator has denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP is extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial date for this dispute had been rescheduled several times, however the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Partnership is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Partnership's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Partnership.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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