Form 10-K
period 2012-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2013-03-14
CIK 1019542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-24175

ATEL Capital Equipment Fund VII, L.P.

(Exact name of registrant as specified in its charter)

California	94-3248318
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2013 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2012, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2012, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2012, the Partnership had purchased equipment with a total acquisition price of $306.1 million.

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

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2012	2011
AET Offshore Services, Inc.	Marine vessel	28%	28%
Interstate Commodities	Transportation	16%	11%
Paneltech Products, Inc.	Transportation	*	12%
Genesee & Wyoming Inc.	Transportation	*	11%
*	Less than 10%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2012 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$126,583	41.35%
Mining	51,722	16.90%
Marine vessels	30,814	10.07%
Materials handling	28,868	9.43%
Office automation	16,927	5.53%
Medical	13,206	4.31%
Manufacturing	13,009	4.25%
Aircraft	12,261	4.01%
Other*	12,734	4.15%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.10%
Transportation, other	46,452	15.17%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.49%
Electronics	26,062	8.51%
Mining	17,671	5.77%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other*	11,255	3.68%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2012, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation	$90,447	$22,045	$74,568
Mining	51,722	12,464	48,404
Materials handling	28,786	7,717	30,561
Office automation	16,927	1,847	16,238
Marine vessels	14,779	2,207	14,870
Medical	13,206	8,422	13,667
Aircraft	11,322	3,822	10,142
Manufacturing	10,513	3,521	8,991
Other	12,002	1,023	29,982
	$249,704	$63,068	$247,423

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2012, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 4,978 investors were Unitholders of record in the Partnership.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2012. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2012. The estimates were based on the amount of remaining lease payments on existing Partnership leases, and the estimated residual values of the equipment held by the Partnership upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Partnership’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2012, the value of the Partnership’s assets, calculated on this basis, was approximately $0.70 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Periodic distributions were paid in December 2012 and 2011. The annualized rate for distributions from 2012 and 2011 operations was $0.18 and $0.25 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2012, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation	61%	53%
Marine vessels	19%	30%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues during 2012 and 2011 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
AET Offshore Services, Inc.	Marine vessel	28%	28%
Interstate Commodities	Transportation	16%	11%
Paneltech Products, Inc.	Transportation	*	12%
Genesee & Wyoming Inc.	Transportation	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s remaining equipment on lease was acquired in the years 1997 through 1998. The utilization percentage of existing assets under lease was 98% and 99% as of December 31, 2012 and 2011, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ending December 31, 2012, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2012 versus 2011

The Partnership had net income of $2.1 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. The 2012 results reflect a reduction in operating expenses partially offset by a decrease in total revenues when compared to prior year.

Revenues

Total revenues for 2012 decreased by $121 thousand, or 3%, as compared to prior year. The net decrease in total revenues was mostly attributable to reductions in direct financing lease revenues, gain on sales of lease assets and other revenue offset, in part, by an increase in operating lease revenues.

The decrease in direct financing lease revenues totaled $103 thousand and was largely due to the continued run-off of the portfolio. Gain on sales of lease assets decreased by $91 thousand largely due to the lower volume and the change in the mix of assets sold; other revenue decreased by $38 thousand as the prior year amount included $33 thousand of tax refunds from certain state and municipal taxing authorities.

Partially offsetting the aforementioned decreases in revenues was a $109 thousand increase in operating lease revenues. The increase in operating lease revenues was largely a result of the following: i) higher rental income from one of the Fund’s marine vessels, which was in drydock status for a portion of the prior year period, ii) incremental income from moving certain off-lease equipment into rental contracts at various times during 2011, and iii) a higher negotiated rate on a lease that renewed during the first quarter of 2012. Such increases in operating lease revenues were partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation.

Expenses

Total operating expenses for 2012 decreased by $1.2 million, or 32%, as compared to prior year. The net reduction in expenses was primarily a result of decreases in costs reimbursed to AFS, depreciation expense, freight and shipping expense, and marine vessel maintenance and operating costs offset, in part, by increases in professional fees and the provision for credit losses.

Costs reimbursed to AFS decreased by $503 thousand as the Fund no longer has an accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during 2012 only represent current year charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $483 thousand mainly due to an increase in the number of assets that have been fully depreciated since

December 31, 2011, combined with run-off and sales of lease assets. Freight and shipping expense declined by $242 thousand as the prior year amount included costs reimbursed to a rail management company for transferring certain railcars from the United States to Canada as part of a lease deal restructuring. Finally, marine vessel maintenance and other operating costs decreased by $159 thousand as the amount for 2011 included incremental costs incurred to prepare the marine vessels for new lessees. There were no marine vessel maintenance and other operating costs during the current year as, by the end of the first quarter of 2011, the responsibility for all such expenses pertaining to both vessels were assumed by their respective lessees under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all operating expenses, including fuel, crew, port expenses and all required insurance coverage.

Partially offsetting the aforementioned decreases in expenses were increases in professional fees and the provision for credit losses totaling $146 thousand and $122 thousand, respectively. The increase in professional fees was mainly due to an increase in legal expenses pursuant to litigation against a former vessel manager. The provision for credit losses was higher due to an increase in reserves relative to certain leases placed on non-accrual status resulting from a lessee bankruptcy and certain other receivables that have been delinquent more than 90 days.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Partnership’s cash and cash equivalents totaled $686 thousand and $1.4 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$1,640	$2,055
Investing activities	528	713
Financing activities	(2,836)	(4,051)
Net decrease in cash and cash equivalents	$(668)	$(1,283)

2012 versus 2011

During the years ended December 31, 2012 and 2011, the Partnership’s primary source of liquidity has been its cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $329 thousand and $596 thousand of proceeds from sales of equipment during the respective years ended December 31, 2012 and 2011.

During the same comparative years, cash was primarily used to pay distributions to both the Limited Partners and the General Partner, totaling a combined $2.8 million and $4.1 million. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At December 31, 2012, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Gain Contingencies

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP is extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Partnership is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Partnership's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Partnership.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

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

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. One of the Partnership’s two vessels was placed in drydock for scheduled maintenance during the first quarter of 2011. At the end of the first quarter of 2011, the vessel was returned to service under a fixed-term operating lease. The Partnership’s other vessel is awaiting drydock maintenance during 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2012 and 2011, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$686	$1,354
Accounts receivable, net of allowance for doubtful accounts of $133 as of December 31, 2012 and $11 as of December 31, 2011	652	307
Investments in equipment and leases, net of accumulated depreciation of $38,658 as of December 31, 2012 and $39,106 as of December 31, 2011	6,765	7,549
Prepaid expenses and other assets	17	6
Total assets	$8,120	$9,216
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$420	$670
Other	421	416
Unearned operating lease income	98	247
Total liabilities	939	1,333
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,181	7,883
Total Partners’ capital	7,181	7,883
Total liabilities and Partners’ capital	$8,120	$9,216

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing activities:
Operating leases	$4,172	$4,063
Direct financing leases	169	272
Gain on sales of assets	224	315
Interest income	2	—
Other	13	51
Total revenues	4,580	4,701
Expenses:
Depreciation of operating lease assets	480	963
Marine vessel maintenance and other operating costs	—	159
Cost reimbursements to General Partner	247	750
Equipment and incentive management fees to General Partner	229	208
Railcar and equipment maintenance	659	670
Professional fees	233	87
Insurance	11	(13)
Outside services	82	65
Other management fees	144	152
Equipment storage	13	59
Franchise fees and state taxes	35	83
Freight and shipping	8	250
Provision for credit losses	122	—
Property taxes	23	15
Postage	17	16
Printing and photocopying	33	25
Other	110	107
Total operating expenses	2,446	3,596
Income from operations	2,134	1,105
Other loss, net	—	(9)
Net income	$2,134	$1,096
Net income:
General Partner	$213	$304
Limited Partners	1,921	792
	$2,134	$1,096
Net income per Limited Partnership Unit	$0.13	$0.05
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2010	14,985,550	$10,838	$—	$10,838
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	792	304	1,096
Balance December 31, 2011	14,985,550	7,883	—	7,883
Distributions to Limited Partners ($0.18 per Unit)	—	(2,623)	—	(2,623)
Distributions to General Partner	—	—	(213)	(213)
Net income	—	1,921	213	2,134
Balance December 31, 2012	14,985,550	$7,181	$—	$7,181

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$2,134	$1,096
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(224)	(315)
Depreciation of operating lease assets	480	963
Provision for credit losses	122	—
Changes in operating assets and liabilities:
Accounts receivable	(467)	4
Prepaid expenses and other assets	(11)	1
Accounts payable:
General Partner	(250)	166
Other	5	(5)
Unearned lease income	(149)	145
Net cash provided by operating activities	1,640	2,055
Investing activities:
Proceeds from sales of lease assets	329	596
Principal payments received on direct financing leases	199	117
Net cash provided by investing activities	528	713
Financing activities:
Distributions to General Partner	(213)	(304)
Distributions to Limited Partners	(2,623)	(3,747)
Net cash used in financing activities	(2,836)	(4,051)
Net decrease in cash and cash equivalents	(668)	(1,283)
Cash and cash equivalents at beginning of year	1,354	2,637
Cash and cash equivalents at end of year	$686	$1,354
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$39	$85
Schedule of non-cash transactions:
Improvements to operating lease equipment	$—	$150

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2012, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2012, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables and accounts receivable. The Partnership places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the years ended December 31, 2012 and 2011 and long-lived tangible assets as of December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$4,260	93%	$4,391	93%
United Kingdom	—	0%	16	0%
Canada	320	7%	294	7%
Total International	320	7%	310	7%
Total	$4,580	100%	$4,701	100%

	As of December 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$6,525	96%	$7,309	97%
United Kingdom	—	0%	—	0%
Canada	240	4%	240	3%
Total International	240	4%	240	3%
Total	$6,765	100%	$7,549	100%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $35 thousand and $83 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$7,181	$7,883
Tax basis of net assets (unaudited)	(19,428)	(20,064)
Difference	$26,609	$27,947

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$2,134	$1,096
Tax adjustments (unaudited):
Adjustment to depreciation expense	422	863
Provision for doubtful accounts	122	—
Adjustments to gain on sales of assets	106	82
Other	297	116
Income per federal tax return (unaudited)	$3,081	$2,157

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the year.

Other loss, net:

Other loss, net represents $9 thousand of foreign currency translation losses during 2011. The Partnership’s foreign currency translation transactions were nominal during 2012.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

3. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation	61%	53%
Marine vessels	19%	30%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Partnership’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
AET Offshore Services, Inc.	Marine vessel	28%	28%
Interstate Commodities	Transportation	16%	11%
Paneltech Products, Inc.	Transportation	*	12%
Genesee & Wyoming Inc.	Transportation	*	11%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$10	$1	$—	$11
Provision	—	—	—	—
Balance December 31, 2011	10	1	—	11
(Reversal of provision) provision	(10)	132	—	122
Balance December 31, 2012	$—	$133	$—	$133

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

As of December 31, 2012 and 2011, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at December 31, 2012 and 2011 are as follows (in thousands):

December 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$197	$197
Ending balance: individually evaluated for impairment	$197	$197
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$405	$405
Ending balance: individually evaluated for impairment	$405	$405
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At December 31, 2012 and 2011, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	2012	2011
Pass	$197	$405
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$197	$405

At December 31, 2012 and 2011, investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$197	$197	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$405	$405	$—

The Partnership did not carry an impairment reserve on its financing receivables at December 31, 2012 and 2011. At December 31, 2012 and 2011, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

5. Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$7,075	$(1,311)	$(480)	$5,284
Net investment in direct financing leases	405	(9)	(199)	197
Assets held for sale or lease, net	69	1,215	—	1,284
Total	$7,549	$(105)	$(679)	$6,765

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2012 and 2011.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $480 thousand and $963 thousand for the years ended December 31, 2012 and 2011, respectively.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases: - (continued)

All of the remaining property subject to leases was acquired in the years 1997 through 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Transportation	$29,707	$—	$(1,018)	$28,689
Marine vessels	15,675	—	(8,275)	7,400
Materials handling	83	—	—	83
Construction	156	—	(156)	—
	45,621	—	(9,449)	36,172
Less accumulated depreciation	(38,546)	(480)	8,138	(30,888)
Total	$7,075	$(480)	$(1,311)	$5,284

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at both December 31, 2012 and 2011.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues. Prior to 2011, the most significant sources of contingent rentals were the Partnership’s two largest marine vessels. Such vessels were converted to fixed term leases in August 2010 and March 2011. Contingent rentals totaled $105 thousand and $239 thousand for the years ended December 31, 2012 and 2011, respectively.

There were no operating leases in non-accrual status at December 31, 2012 and 2011.

Direct financing leases:

As of December 31, 2012 and 2011, investment in direct financing leases consists of various transportation, ground support and manufacturing equipment. The following lists the components of the Partnership’s investment in direct financing leases as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Total minimum lease payments receivable	$165	$533
Estimated residual values of leased equipment (unguaranteed)	65	75
Investment in direct financing leases	230	608
Less unearned income	(33)	(203)
Net investment in direct financing leases	$197	$405

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases: - (continued)

There were no net investments in direct financing leases in non-accrual status as of December 31, 2012 and 2011.

At December 31, 2012, the aggregate amounts of future minimum lease payments to be received under operating and direct financing leases are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ended December 31, 2013	$1,548	$165	$1,713
2014	398	—	398
2015	321	—	321
2016	27	—	27
	$2,294	$165	$2,459

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

During the years ended December 31, 2012 and 2011, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2012	2011
Equipment and incentive management fees to General Partner	$229	$208
Cost reimbursements to General Partner	247	750
	$476	$958

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2012, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

8. Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP is extremely difficult to determine. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Partnership is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Partnership's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Partnership.

9. Partners’ capital:

As of December 31, 2012 and 2011, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,050 Units, including the 50 Units issued to the Initial Limited Partners, as defined.

The Partnership has the right, exercisable at the General Partner’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Partnership is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Partnership. The repurchase would be at the discretion of the General Partner on terms it determines to be appropriate under given

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

9. Partners’ capital: - (continued)

circumstances, in the event that the General Partner deems such repurchase to be in the best interest of the Partnership; provided, the Partnership is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2012	2011
Distributions declared	$2,623	$3,747
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$0.18	$0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (General Partner)

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Partnership Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Partnership Units	Dean Cash The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Partner Units 25 Units ($250) (owned by wife)	0.0002%

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Partnership incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$37	$41
Other	—	1
	$37	$42

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

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)*  XBRL Instance Document

(101.SCH)*  XBRL Taxonomy Extension Schema Document

(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.