Form 10-Q
period 2013-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2013-05-13
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Partnership Units outstanding as of April 30, 2013 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,025	$686
Accounts receivable, net of allowance for doubtful accounts of $246 as of March 31, 2013 and $133 as of December 31, 2012	451	652
Investments in equipment and leases, net of accumulated depreciation of $38,571 as of March 31, 2013 and $38,658 as of December 31, 2012	6,561	6,765
Prepaid expenses and other assets	14	17
Total assets	$8,051	$8,120
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$267	$420
Other	310	421
Unearned operating lease income	159	98
Total liabilities	736	939
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,315	7,181
Total Partners’ capital	7,315	7,181
Total liabilities and Partners’ capital	$8,051	$8,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing activities:
Operating leases	$762	$1,090
Direct financing leases	22	53
Gain on sales of assets	39	29
Other	—	6
Total revenues	823	1,178
Expenses:
Depreciation of operating lease assets	114	123
Marine vessel maintenance and other operating costs	61	—
Cost reimbursements to General Partner	65	81
Equipment and incentive management fees to General Partner	26	34
Railcar and equipment maintenance	129	157
Professional fees	35	41
Insurance	16	2
Outside services	24	19
Other management fees	24	44
Equipment storage	2	2
Franchise fees and state taxes	1	—
Freight and shipping	6	1
Provision for credit losses	113	198
Property taxes	12	—
Postage	6	5
Printing and photocopying	12	10
Other	43	34
Total operating expenses	689	751
Net income	$134	$427
Net income:
General Partner	$—	$—
Limited Partners	134	427
	$134	$427
Net income per Limited Partnership Unit	$0.01	$0.03
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	14,985,550	$7,883	$—	$7,883
Distributions to Limited Partners ($0.18 per Unit)	—	(2,623)	—	(2,623)
Distributions to General Partner	—	—	(213)	(213)
Net income	—	1,921	213	2,134
Balance December 31, 2012	14,985,550	7,181	—	7,181
Net income	—	134	—	134
Balance March 31, 2013 (Unaudited)	14,985,550	$7,315	$—	$7,315

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$134	$427
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(39)	(29)
Depreciation of operating lease assets	114	123
Provision for credit losses	113	198
Changes in operating assets and liabilities:
Accounts receivable	88	(43)
Prepaid expenses and other assets	3	—
Accounts payable:
General Partner	(153)	(315)
Other	(111)	(25)
Unearned lease income	61	46
Net cash provided by operating activities	210	382
Investing activities:
Proceeds from sales of lease assets	62	45
Principal payments received on direct financing leases	67	43
Net cash provided by investing activities	129	88
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	339	470
Cash and cash equivalents at beginning of period	686	1,354
Cash and cash equivalents at end of period	$1,025	$1,824
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$—

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of Initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2013, 14,985,550 Units remain issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Partnership (See Note 5). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2013, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the three months ended March 31, 2013 and 2012 and long-lived tangible assets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	For The Three Months Ended March 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$743	90%	$1,098	93%
Canada	80	10%	80	7%
Total International	80	10%	80	7%
Total	$823	100%	$1,178	100%

	As of March 31,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$6,321	96%	$6,525	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$6,561	100%	$6,765	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$10	$1	$—	$11
(Reversal of provision) provision	(10)	132	—	122
Balance December 31, 2012	—	133	—	133
Provision	—	113	—	113
Balance March 31, 2013	$—	$246	$—	$246

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of March 31, 2013 and December 31, 2012, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at March 31, 2013 and December 31, 2012 are as follows (in thousands):

March 31, 2013	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$129	$129
Ending balance: individually evaluated for impairment	$129	$129
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$197	$197
Ending balance: individually evaluated for impairment	$197	$197
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At March 31, 2013 and December 31, 2012, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	March 31, 2013	December 31, 2012
Pass	$129	$197
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$129	$197

At March 31, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$10	$—	$10	$119	$129	$—

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$—	$—	$—	$197	$197	$—

The Partnership did not carry an impairment reserve on its financing receivables at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$5,284	$(7)	$(114)	$5,163
Net investment in direct financing leases	197	(1)	(67)	129
Assets held for sale or lease, net	1,284	(15)	—	1,269
Total	$6,765	$(23)	$(181)	$6,561

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $114 thousand and $123 thousand for the respective three months ended March 31, 2013 and 2012.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Transportation	$28,689	$—	$(93)	$28,596
Marine vessels	7,400	—	—	7,400
Materials handling	83	—	—	83
	36,172	—	(93)	36,079
Less accumulated depreciation	(30,888)	(114)	86	(30,916)
Total	$5,284	$(114)	$(7)	$5,163

The average estimated residual value for assets on operating leases was 14% of the assets’ original cost at March 31, 2013 and December 31, 2012. There were no operating leases in non-accrual status at March 31, 2013 and December 31, 2012.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $15 thousand during the three months ended March 31, 2013. There were no contingent rentals during the prior year period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2013 and December 31, 2012, investment in direct financing leases consists primarily of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$75	$165
Estimated residual values of leased equipment (unguaranteed)	65	65
Investment in direct financing leases	140	230
Less unearned income	(11)	(33)
Net investment in direct financing leases	$129	$197

There were no net investments in direct financing leases in non-accrual status as of March 31, 2013 and December 31, 2012.

At March 31, 2013, the aggregate amounts of future minimum lease payments are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$1,227	$75	$1,302
Year ending December 31, 2014	413	—	413
2015	320	—	320
2016	27	—	27
	$1,987	$75	$2,062

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

During the three months ended March 31, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost reimbursements to General Partner	$65	$81
Equipment and incentive management fees to General Partner	26	34
	$91	$115

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses.

The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. For the year ending December 31, 2013, it is not anticipated that the amount of reimbursable expenses billed to the Fund will exceed either the annual or the cumulative limitations. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Gain contingencies: - (continued)

imminent, and the Partnership is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Partnership's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Partnership.

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

8. Partners’ capital:

As of March 31, 2013 and December 31, 2012, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the Initial Limited Partners, as defined.

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

There were no distributions made during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Partnership had net income of $134 thousand and $427 thousand for the three months ended March 31, 2013 and 2012, respectively. The results for the first quarter of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 decreased by $355 thousand, or 30%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to reductions in both operating and direct financing lease revenues.

Operating lease revenue decreased by $328 thousand mainly due to the December 2012 termination of a lease relative to one of the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, and the impact of continued run-off and dispositions of lease assets. Such decreases in operating lease revenue were partially offset by an increase in usage-based rental income during the current year period.

Direct financing lease revenue declined by $31 thousand primarily due to run-off of the portfolio.

Expenses

Total operating expenses for the first quarter of 2013 decreased by $62 thousand, or 8%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in the provision for credit losses and railcar maintenance costs offset, in part, by an increase in marine vessel maintenance and other operating costs.

The provision for credit losses declined by $85 thousand largely due to an increase in collection of accounts receivable amounts previously reserved; and, railcar maintenance costs decreased by $28 thousand primarily as a result of the continued decline in the number of railcars owned by the Partnership, consistent with a fund in liquidation.

Partially offsetting the aforementioned decreases in expenses was a $61 thousand increase in marine vessel maintenance and other operating costs. The increase was largely due to costs incurred to repair vessel propellers during the current year period. The responsibility for such vessel maintenance and other operating expenses was assumed by the Fund on one of its marine vessels upon the termination of its charter. Prior to the termination of the lease, all such expenses were assumed by the lessee under a “bareboat charter” provision. The bareboat charter provision transfers possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all maintenance and operating expenses, including fuel, crew, port expenses and all required insurance coverage.

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Partnership’s cash and cash equivalents totaled $1.0 million and $686 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Partnership currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Partnership would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by:
Operating activities	$210	$382
Investing activities	129	88
Financing activities	—	—
Net increase in cash and cash equivalents	$339	$470

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Partnership’s primary source of liquidity has been its cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Fund realized $62 thousand and $45 thousand of proceeds from sales of equipment during the respective three months ended March 31, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions made during the three months ended March 31, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At March 31, 2013, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 13, 2013

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