Form 10-Q
period 2013-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2013-08-13
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Partnership Units outstanding as of July 31, 2013 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,433	$686
Accounts receivable, net of allowance for doubtful accounts of $327 as of June 30, 2013 and $133 as of December 31, 2012	217	652
Investments in equipment and leases, net of accumulated depreciation of $38,585 as of June 30, 2013 and $38,658 as of December 31, 2012	6,382	6,765
Prepaid expenses and other assets	22	17
Total assets	$8,054	$8,120
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$230	$420
Other	289	421
Unearned operating lease income	36	98
Total liabilities	555	939
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,499	7,181
Total Partners’ capital	7,499	7,181
Total liabilities and Partners’ capital	$8,054	$8,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing activities:
Operating leases	$679	$1,029	$1,441	$2,119
Direct financing leases	11	46	33	99
Gain on sales of assets	14	125	53	154
Other	—	—	—	6
Total revenues	704	1,200	1,527	2,378
Expenses:
Depreciation of operating lease assets	105	120	219	243
Marine vessel maintenance and other operating costs	—	—	61	—
Cost reimbursements to General Partner	52	51	117	132
Equipment and incentive management fees to General Partner	13	28	39	62
Railcar and equipment maintenance	115	212	244	369
Professional fees	6	66	41	107
Insurance	31	4	47	6
Outside services	23	18	47	37
Other management fees	24	42	48	86
Equipment storage	3	2	5	4
Franchise fees and state taxes	15	15	16	15
Freight and shipping	13	2	19	3
Provision for credit losses	81	63	194	261
Property taxes	—	1	12	1
Postage	3	9	9	14
Printing and photocopying	—	11	12	21
Other	36	17	79	51
Total operating expenses	520	661	1,209	1,412
Net income	$184	$539	$318	$966
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	184	539	318	966
	$184	$539	$318	$966
Net income per Limited Partnership Unit	$0.01	$0.04	$0.02	$0.06
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	14,985,550	$7,883	$—	$7,883
Distributions to Limited Partners ($0.18 per Unit)	—	(2,623)	—	(2,623)
Distributions to General Partner	—	—	(213)	(213)
Net income	—	1,921	213	2,134
Balance December 31, 2012	14,985,550	7,181	—	7,181
Net income	—	318	—	318
Balance June 30, 2013 (Unaudited)	14,985,550	$7,499	$—	$7,499

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$184	$539	$318	$966
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(14)	(125)	(53)	(154)
Depreciation of operating lease assets	105	120	219	243
Provision for credit losses	81	63	194	261
Changes in operating assets and liabilities:
Accounts receivable	153	(92)	241	(135)
Prepaid expenses and other assets	(8)	(9)	(5)	(9)
Accounts payable:
General Partner	(37)	(46)	(190)	(361)
Other	(21)	(27)	(132)	(52)
Unearned lease income	(123)	(54)	(62)	(8)
Net cash provided by operating activities	320	369	530	751
Investing activities:
Proceeds from sales of lease assets	23	165	85	210
Principal payments received on direct financing leases	65	47	132	90
Net cash provided by investing activities	88	212	217	300
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	408	581	747	1,051
Cash and cash equivalents at beginning of period	1,025	1,824	686	1,354
Cash and cash equivalents at end of period	$1,433	$2,405	$1,433	$2,405
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$39	$39	$40	$39

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2013, 14,985,550 Units remain issued and outstanding.

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

As of June 30, 2013, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the six months ended June 30, 2013 and 2012 and long-lived tangible assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$1,367	90%	$2,218	93%
Canada	160	10%	160	7%
Total International	160	10%	160	7%
Total	$1,527	100%	$2,378	100%

	As of June 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$6,142	96%	$6,525	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$6,382	100%	$6,765	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$10	$1	$—	$11
(Reversal of provision) provision	(10)	132	—	122
Balance December 31, 2012	—	133	—	133
Provision	—	194	—	194
Balance June 30, 2013	$—	$327	$—	$327

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of June 30, 2013 and December 31, 2012, the Partnership did not record an allowance for credit losses related to its financing receivables. The Partnership’s recorded investment in financing receivables at June 30, 2013 and December 31, 2012 are as follows (in thousands):

June 30, 2013	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$65	$65
Ending balance: individually evaluated for impairment	$65	$65
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$197	$197
Ending balance: individually evaluated for impairment	$197	$197
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At June 30, 2013 and December 31, 2012, the Partnership’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	June 30, 2013	December 31, 2012
Pass	$65	$197
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$65	$197

At June 30, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$10	$—	$10	$55	$65	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$—	$—	$—	$—	$197	$197	$—

The Partnership did not carry an impairment reserve on its financing receivables at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$5,284	$(1,352)	$(219)	$3,713
Net investment in direct financing leases	197	(15)	(132)	50
Assets held for sale or lease, net	1,284	1,335	—	2,619
Total	$6,765	$(32)	$(351)	$6,382

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2013 and 2012.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $105 thousand and $120 thousand for the respective three months ended June 30, 2013 and 2012, and $219 thousand and $243 thousand for the respective six months ended June 30, 2013 and 2012.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance June 30, 2013
Transportation	$28,689	$—	$(181)	$28,508
Marine vessels	7,400	—	(7,400)	—
Materials handling	83	—	—	83
	36,172	—	(7,581)	28,591
Less accumulated depreciation	(30,888)	(219)	6,229	(24,878)
Total	$5,284	$(219)	$(1,352)	$3,713

The average estimated residual value for assets on operating leases was 13% and 14% of the assets’ original cost at June 30, 2013 and December 31, 2012, respectively. There were no operating leases in non-accrual status at June 30, 2013 and December 31, 2012.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $15 thousand and $58 thousand for the respective three months ended June 30, 2013 and 2012, and $30 thousand and $58 thousand for the respective six months ended June 30, 2013 and 2012.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2013, investment in direct financing leases consists primarily of manufacturing equipment. As of December 31, 2012, such investment consisted primarily of various transportation, ground support and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$—	$165
Estimated residual values of leased equipment (unguaranteed)	50	65
Investment in direct financing leases	50	230
Less unearned income	—	(33)
Net investment in direct financing leases	$50	$197

The Partnership’s remaining direct financing lease matures on July 1, 2013. At June 30, 2013, the Partnership retained a $50 thousand residual position in the equipment underlying such direct financing lease.

At June 30, 2013, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Six months ending December 31, 2013	$966
Year ending December 31, 2014	724
2015	631
2016	337
2017	311
2018	78
$3,047

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

During the three and six months ended June 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost reimbursements to General Partner	$52	$51	$117	$132
Equipment and incentive management fees to General Partner	13	28	39	62
	$65	$79	$156	$194

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Gain contingencies: - (continued)

June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Partnership’s portion would amount to approximately $350 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

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

8. Partners’ capital:

As of June 30, 2013 and December 31, 2012, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Partnership had net income of $184 thousand and $539 thousand for the three months ended June 30, 2013 and 2012, respectively. The results for the second quarter of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 decreased by $496 thousand, or 41%, as compared to the prior year period. The net decrease in total revenues was mostly attributable to reductions in operating lease revenues and gains on sales of assets.

Operating lease revenue decreased by $350 thousand mainly due to the December 2012 and June 2013 termination of leases relative to the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, a decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets.

Gain on sales of assets declined by $111 thousand primarily due to a period over period decrease in volume and change in mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2013 decreased by $141 thousand, or 21%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in railcar maintenance costs and professional fees offset, in part, by an increase in insurance costs.

Railcar maintenance costs decreased by $97 thousand as the prior year period amount included maintenance and refurbishment costs related to inventoried railcars that have mostly been re-leased during 2012. Maintenance costs further declined as a result of the continued decrease in the number of railcars owned by the Partnership, consistent with a fund in liquidation.

Moreover, professional fees declined by $60 thousand as the prior year period amount included legal fees associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue.

Partially offsetting the aforementioned decreases in expenses was a $27 thousand increase in insurance costs. Insurance costs increased as the responsibility for insurance coverage on the marine vessels was assumed by the Fund with the termination of both vessel charters. Prior to the termination of the leases, all operating expenses were assumed by the lessee under a “bareboat charter” provision which transferred possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all maintenance and operating expenses, including fuel, crew, port expenses and all required insurance coverage.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Partnership had net income of $318 thousand and $966 thousand for the six months ended June 30, 2013 and 2012, respectively. The results for the first half of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 decreased by $851 thousand, or 36%, as compared to the prior year. The net decrease in total revenues was mostly attributable to decreases in operating lease revenues, gains on sales of assets and direct financing lease revenues.

Operating lease revenues decreased by $678 thousand mainly due to the December 2012 and June 2013 termination of leases relative to the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, a reduction in usage-based rental income, and the impact of continued run-off and dispositions of lease assets. Gain on sales of assets revenue declined by $101 thousand primarily due to a period over period reduction in volume and change in mix of assets sold; and, direct financing lease revenues decreased by $66 thousand primarily due to run-off of the portfolio.

Expenses

Total operating expenses for the first half of 2013 decreased by $203 thousand, or 14%, as compared to the prior year period. The net decline was mainly due to decreases in railcar and equipment maintenance costs, the provision for credit losses, professional fees and other management fees. Such decreases in expenses were partially offset by increases in marine vessel maintenance and other operating costs, insurance costs and other expense.

Railcar maintenance costs decreased by $125 thousand as the prior year period amount included maintenance and refurbishment costs related to inventoried railcars that have mostly been re-leased during 2012. Maintenance costs further declined as a result of the continued decrease in the number of railcars owned by the Partnership. The provision for credit losses decreased by $67 thousand due to a period over period decrease in reserves relative to certain receivables that have been delinquent more than 90 days. In addition, certain leases were placed on non-accrual status during the prior year period resulting from a lessee bankruptcy.

Professional fees declined by $66 thousand as the prior year period amount included legal fees associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue; and other management fees declined by $38 thousand due to the aforementioned termination of the marine vessels’ charters formerly managed by a third party manager.

Partially offsetting the aforementioned decreases in expenses were increases in marine vessel maintenance and other operating costs, insurance costs and other expense totaling $61 thousand, $41 thousand, and $28 thousand, respectively. The increase in marine vessel maintenance and other operating costs was largely due to costs incurred to repair vessel propellers during the current year period. The responsibility for such vessel maintenance and other operating expenses was assumed by the Fund on its marine vessels upon the termination of both vessels’ charters as previously discussed. Likewise, insurance costs increased as the responsibility for insurance coverage on the marine vessels was assumed by the Fund with the termination of the marine vessel charters; and, other expense increased largely due to remarketing fees associated with re-leasing of certain railcars.

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Partnership’s cash and cash equivalents totaled $1.4 million and $686 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by:
Operating activities	$320	$369	$530	$751
Investing activities	88	212	217	300
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$408	$581	$747	$1,051

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Partnership’s primary source of liquidity has been its cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Fund realized $23 thousand and $165 thousand of proceeds from sales of equipment during the respective three months ended June 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Partnership’s primary source of liquidity has been its cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Fund realized $85 thousand and $210 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and six months ended June 30, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At June 30, 2013, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Partnership’s portion would amount to approximately $350 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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