Form 10-Q
period 2013-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2013-11-13
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Partnership Units outstanding as of October 31, 2013 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,524	$686
Accounts receivable, net of allowance for doubtful accounts of $300 as of September 30, 2013 and $133 as of December 31, 2012	181	652
Investments in equipment and leases, net of accumulated depreciation of $33,693 as of September 30, 2013 and $38,658 as of December 31, 2012	5,690	6,765
Prepaid expenses and other assets	22	17
Total assets	$11,417	$8,120
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$195	$420
Other	360	421
Unearned operating lease income	37	98
Total liabilities	592	939
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	10,825	7,181
Total Partners’ capital	10,825	7,181
Total liabilities and Partners’ capital	$11,417	$8,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing activities:
Operating leases	$773	$1,085	$2,214	$3,204
Direct financing leases	—	39	33	138
Gain on sales of assets	2,894	3	2,947	157
Other	50	7	50	13
Total revenues	3,717	1,134	5,244	3,512
Expenses:
Depreciation of operating lease assets	68	120	287	363
Marine vessel maintenance and other operating costs	—	—	61	—
Cost reimbursements to General Partner	60	45	177	177
Equipment and incentive management fees to General Partner	20	33	59	95
Railcar and equipment maintenance	112	145	356	514
Professional fees	17	114	58	221
Insurance	44	3	91	9
Outside services	20	16	67	53
Other management fees	24	35	72	121
Equipment storage	2	4	7	8
Franchise fees and state taxes	14	8	30	23
Freight and shipping	3	1	22	4
(Reversal of) provision for credit losses	(27)	(154)	167	107
Property taxes	1	—	13	1
Postage	5	—	14	14
Printing and photocopying	5	—	17	21
Other	23	30	102	81
Total operating expenses	391	400	1,600	1,812
Net income	$3,326	$734	$3,644	$1,700
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	3,326	734	3,644	1,700
	$3,326	$734	$3,644	$1,700
Net income per Limited Partnership Unit	$0.22	$0.05	$0.24	$0.11
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	14,985,550	$7,883	$—	$7,883
Distributions to Limited Partners ($0.18 per Unit)	—	(2,623)	—	(2,623)
Distributions to General Partner	—	—	(213)	(213)
Net income	—	1,921	213	2,134
Balance December 31, 2012	14,985,550	7,181	—	7,181
Net income	—	3,644	—	3,644
Balance September 30, 2013 (Unaudited)	14,985,550	$10,825	$—	$10,825

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$3,326	$734	$3,644	$1,700
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(2,894)	(3)	(2,947)	(157)
Depreciation of operating lease assets	68	120	287	363
(Reversal of) provision for credit losses	(27)	(154)	167	107
Changes in operating assets and liabilities:
Accounts receivable	63	125	304	(10)
Prepaid expenses and other assets	—	(7)	(5)	(16)
Accounts payable:
General Partner	(35)	33	(225)	(328)
Other	71	(35)	(61)	(87)
Unearned lease income	1	(61)	(61)	(69)
Net cash provided by operating activities	573	752	1,103	1,503
Investing activities:
Proceeds from sales of lease assets	3,518	14	3,603	224
Principal payments received on direct financing leases	—	50	132	140
Net cash provided by investing activities	3,518	64	3,735	364
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	4,091	816	4,838	1,867
Cash and cash equivalents at beginning of period	1,433	2,405	686	1,354
Cash and cash equivalents at end of period	$5,524	$3,221	$5,524	$3,221
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$40	$39

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business. Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2013, 14,985,550 Units remain issued and outstanding.

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

As of September 30, 2013, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived tangible assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$5,004	95%	$3,272	93%
Canada	240	5%	240	7%
Total International	240	5%	240	7%
Total	$5,244	100%	$3,512	100%

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$5,450	96%	$6,525	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,690	100%	$6,765	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$10	$1	$—	$11
(Reversal of provision) provision	(10)	132	—	122
Balance December 31, 2012	—	133	—	133
Provision	—	167	—	167
Balance September 30, 2013	$—	$300	$—	$300

The allowance for credit losses at both September 30, 2013 and December 31, 2012 were related to delinquent operating lease receivables.

As of September 30, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013. By comparison, at December 31, 2012, finance lease receivables totaled $197 thousand, all of which were current.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$5,284	$(1,954)	$(271)	$3,059
Net investment in direct financing leases	197	(65)	(132)	—
Assets held for sale or lease, net	1,284	1,363	(16)	2,631
Total	$6,765	$(656)	$(419)	$5,690

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2013 and 2012.

The Partnership utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Partnership’s equipment was approximately $68 thousand and $120 thousand for the respective three months ended September 30, 2013 and 2012, and $287 thousand and $363 thousand for the respective nine months ended September 30, 2013 and 2012.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Transportation	$28,689	$—	$(5,816)	$22,873
Materials handling	83	—	—	83
Marine vessels	7,400	—	(7,400)	—
	36,172	—	(13,216)	22,956
Less accumulated depreciation	(30,888)	(271)	11,262	(19,897)
Total	$5,284	$(271)	$(1,954)	$3,059

The average estimated residual value for assets on operating leases was 13% and 14% of the assets’ original cost at September 30, 2013 and December 31, 2012, respectively. There were no operating leases in non-accrual status at September 30, 2013 and December 31, 2012.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $16 thousand and $25 thousand for the respective three months ended September 30, 2013 and 2012, and $46 thousand and $83 thousand for the respective nine months ended September 30, 2013 and 2012.

Direct financing leases:

As of September 30, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013. As of December 31, 2012, such investment consisted primarily of various transportation and manufacturing equipment. The components of the Partnership’s investment in direct financing leases as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Total minimum lease payments receivable	$165
Estimated residual values of leased equipment (unguaranteed)	65
Investment in direct financing leases	230
Less unearned income	(33)
Net investment in direct financing leases	$197

At September 30, 2013, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Three months ending December 31, 2013	$344
Year ending December 31, 2014	724
2015	631
2016	337
2017	311
2018	78
$2,425

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

During the three and nine months ended September 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost reimbursements to General Partner	$60	$45	$177	$177
Equipment and incentive management fees to General Partner	20	33	59	95
	$80	$78	$236	$272

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

8. Partners’ capital:

As of September 30, 2013 and December 31, 2012, 14,985,550 Units were issued and outstanding. The Partnership had been authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Partnership had net income of $3.3 million and $734 thousand for the three months ended September 30, 2013 and 2012, respectively. The results for the third quarter of 2013 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 increased by $2.6 million, or 228%, as compared to the prior year period. The increase in total revenues was largely due to a significant increase in gains on sales of assets offset, in part, by a decrease in operating lease revenues.

Gain on sales of assets increased by $2.9 million primarily due to $2.8 million of gains realized from the sale of 137 railcars subsequent to a lease termination during the current year quarter.

Operating lease revenue decreased by $312 thousand mainly due to the December 2012 and June 2013 termination of leases relative to the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, a decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets.

Expenses

Total operating expenses for the third quarter of 2013 decreased by $9 thousand, or 2%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in professional fees, depreciation expense and railcar maintenance costs offset, in part, by increases in the provision for credit losses and in insurance costs.

The decrease in professional fees totaled $97 thousand and was largely attributable to legal fees incurred during the prior year period. Such legal fees were associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue. Depreciation expense decreased by $52 thousand primarily due to lease asset sales and continued run-off of the lease portfolio; and, railcar maintenance costs decreased by $33 thousand primarily as a result of the continued decrease in the number of railcars owned by the Partnership, consistent with a fund in liquidation.

Partially offsetting the aforementioned decreases in expenses were increases in the provision for credit losses and insurance costs totaling $127 thousand and $41 thousand, respectively. The increase in the provision for credit losses was primarily a result of a period over period decline in collection of accounts receivable amounts previously reserved. Insurance costs increased as the responsibility for insurance coverage on the marine vessels was assumed by the Fund with the termination of both vessel charters. Prior to the termination of the leases, all operating expenses were assumed by the lessee under a “bareboat charter” provision which transferred possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all maintenance and operating expenses, including fuel, crew, port expenses and all required insurance coverage.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Partnership had net income of $3.6 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. The results for the nine months of 2013 reflect an increase in total revenues and a reduction in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 increased by $1.7 million, or 49%, as compared to the prior year. The increase in total revenues was a result of a significant increase in gains on sales of assets partially offset by a reduction in operating lease revenues.

Gain on sales of assets increased by $2.8 million primarily due to $2.8 million of gains realized from the sale of 137 railcars subsequent to a lease termination during the current year period.

Operating lease revenues decreased by $990 thousand mainly due to the December 2012 and June 2013 termination of leases relative to the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, a reduction in usage-based rental income, and the impact of continued run-off and dispositions of lease assets.

Expenses

Total operating expenses for the first nine months of 2013 decreased by $212 thousand, or 12%, as compared to the prior year period. The net decline in expenses was mainly due to decreases in professional fees, railcar and equipment maintenance costs, depreciation expense and other management fees. Such decreases in expenses were partially offset by increases in insurance costs, marine vessel maintenance and other operating costs, and the provision for credit losses.

The decrease in professional fees totaled $163 thousand and was largely attributable to legal fees incurred during the prior year period. Such legal fees were associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue. Railcar maintenance costs decreased by $158 thousand as the prior year period amount included maintenance and refurbishment costs related to inventoried railcars that have mostly been re-leased during 2012. Maintenance costs further declined as a result of the continued decrease in the number of railcars owned by the Partnership.

Moreover, depreciation expense decreased by $76 thousand primarily due to lease asset sales and continued run-off of the lease portfolio; and, other management fees declined by $49 thousand due to the termination of the marine vessels’ charters formerly managed by a third party manager.

Partially offsetting the aforementioned decreases in expenses were increases in insurance costs, marine vessel maintenance and other operating costs and the provision for credit losses totaling $82 thousand, $61 thousand and $60 thousand, respectively. Insurance costs increased as the responsibility for insurance coverage on the marine vessels was assumed by the Fund with the termination of the marine vessel charters as previously discussed. Likewise, marine vessel maintenance and other operating costs increased largely due to costs incurred to repair vessel propellers during the current year period. The responsibility for such vessel maintenance and other operating expenses was assumed by the Fund on its marine vessels upon the termination of both vessels’ charters. Finally, the provision for credit losses increased as a result of a period over period increase in delinquent accounts receivable.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Partnership’s cash and cash equivalents totaled $5.5 million and $686 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by:
Operating activities	$573	$752	$1,103	$1,503
Investing activities	3,518	64	3,735	364
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$4,091	$816	$4,838	$1,867

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Partnership’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $3.5 million and $14 thousand of proceeds from sales of equipment during the respective three months ended September 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Partnership’s primary source of liquidity had been its cash flows from its portfolio of operating lease contracts and direct financing leases. In addition, the Fund realized $3.6 million and $224 thousand of proceeds from sales of equipment during the respective nine months ended September 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At September 30, 2013, the Partnership had no commitments to purchase lease assets pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 13, 2013

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