Form 10-K
period 2013-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2014-03-11
CIK 1019542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2014 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2013, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2013, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2013, the Partnership had purchased equipment with a total acquisition price of $306.1 million.

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

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2013	2012
West Range Reclamation, LLC	Transportation	19%	*
Interstate Commodities	Transportation	15%	16%
Ferrous Processing and Trading	Transportation	11%	*
Nova Scotia Power Incorporated	Transportation	11%	*
Genesee & Wyoming Inc.	Transportation	11%	*
AET Offshore Services, Inc.	Marine vessel	*	28%
*	Less than 10%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2013 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$126,583	41.35%
Mining	51,722	16.90%
Marine vessels	30,814	10.07%
Materials handling	28,868	9.43%
Office automation	16,927	5.53%
Medical	13,206	4.31%
Manufacturing	13,009	4.25%
Aircraft	12,261	4.01%
Other*	12,734	4.15%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.10%
Transportation, other	46,452	15.17%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.49%
Electronics	26,062	8.51%
Mining	17,671	5.77%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other*	11,255	3.68%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2013, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation	$96,429	$25,591	$82,205
Mining	51,722	12,464	48,404
Materials handling	28,786	7,717	30,561
Office automation	16,927	1,847	16,238
Marine vessels	14,779	2,207	14,870
Manufacturing	13,624	3,621	13,873
Medical	13,206	8,422	13,667
Aircraft	11,322	3,822	10,142
Other	12,002	1,023	29,982
	$258,797	$66,714	$259,942

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2013, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 4,936 investors were Unitholders of record in the Partnership.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2013. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2013, by estimating the aggregate net asset value of the Partnership. The valuation does not take into account any future business activity of the Partnership; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the acquisition facility since they also bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of investments in leases. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2013, the value of the Partnership’s assets, calculated on this basis, was approximately $0.59 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Periodic distributions were paid in December 2013 and 2012. The annualized rate for distributions from 2013 and 2012 operations was $0.25 and $0.18 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

Overview

ATEL Capital Equipment Fund VII, L.P. (the “Partnership” or the “Fund”) is a California partnership that was formed in May 1996 for the purpose of engaging in the sale of limited partnership investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

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

As of December 31, 2013, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2013	2012
Transportation	58%	61%
Forestry	22%	*
Retail/Food industry	20%	*
Marine vessels	*	19%
*	Less than 10%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, during 2013 and 2012 as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2013	2012
West Range Reclamation, LLC	Transportation	19%	*
Interstate Commodities	Transportation	15%	16%
Ferrous Processing and Trading	Transportation	11%	*
Nova Scotia Power Incorporated	Transportation	11%	*
Genesee & Wyoming Inc.	Transportation	11%	*
AET Offshore Services, Inc.	Marine vessel	*	28%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s remaining equipment on lease was acquired in the years 1997 through 1998. The utilization percentage of existing assets under lease was 97% and 98% as of December 31, 2013 and 2012, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ended December 31, 2013, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2013 versus 2012

The Partnership had net income of $3.8 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively. The 2013 results reflect an increase in total revenues and a reduction in total operating expenses when compared to prior year.

Revenues

Total revenues for 2013 increased by $1.3 million, or 28%, as compared to prior year. The net increase in total revenues was primarily attributable to increases in gain on sale of assets and other revenue offset, in part, by decreases in both operating and direct financing lease revenues.

Gain on sales of assets increased by $2.8 million as a result of gains realized from the sale of 140 railcars subsequent to a lease termination during the current year. Other revenue increased by $72 thousand primarily due to additional billings for excess wear and tear on certain returned equipment coupled with a tax refund from the State of New Jersey.

The aforementioned increases in revenues were partially offset by decreases in both operating and direct financing lease revenues totaling $1.4 million and $136 thousand, respectively. The decrease in operating lease revenues was largely due to the December 2012 and June 2013 termination of leases relative to the Fund’s marine vessels, lower negotiated rates on certain leases which renewed during the first quarter of 2013, a reduction in usage-based rental income, and the impact of continued run-off and dispositions of lease assets. The decrease in direct financing lease revenues was primarily due to run-off of the portfolio.

Expenses

Total operating expenses in 2013 decreased by $366 thousand, or 15%, as compared to prior year. The net decline in expenses was mainly due to decreases in depreciation expense, professional fees, equipment and incentive management fees to the General Partner and the provision for credit losses. Such decreases in expenses were partially offset by increases in insurance costs and marine vessel maintenance and other operating costs.

The decrease in depreciation expense totaled $159 thousand and was primarily due to lease asset sales and continued run-off of the lease portfolio. Professional fees decreased by $132 thousand largely as a result of higher legal fees incurred during the prior year. Such legal fees were associated with the Fund’s claim against its former marine vessel management company due to an alleged under-reporting of revenue.

Moreover, equipment and incentive management fees to the General Partner decreased by $105 thousand largely due to the decline in managed assets and related rents. The provision for credit losses also declined by $105 thousand as a result of an increase in collection of accounts receivable amounts previously reserved.

Partially offsetting the aforementioned decreases in expenses were increases in insurance costs and in marine vessel maintenance and other operating costs totaling $116 thousand and $61 thousand, respectively. Insurance costs increased as the responsibility for insurance coverage on the marine vessels was assumed by the Fund with the termination of both vessel charters. Prior to the termination of the leases, all operating expenses were assumed by the lessee under a “bareboat charter” provision which transferred possession and full control of the vessels (but not title), including all legal and financial responsibility, to the lessee. Under this type of arrangement, the lessee pays for all maintenance and operating expenses, including fuel, crew, port expenses and all required insurance coverage. Likewise, marine vessel maintenance and other operating costs increased largely due to costs incurred to repair vessel propellers during 2013. The responsibility for such vessel maintenance and other operating expenses was assumed by the Fund on its marine vessels upon the termination of both vessels’ charters.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Partnership’s cash and cash equivalents totaled $1.7 million and $686 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$1,249	$1,640
Investing activities	3,778	528
Financing activities	(4,051)	(2,836)
Net increase (decrease) in cash and cash equivalents	$976	$(668)

2013 versus 2012

During the years ended December 31, 2013 and 2012, the Partnership’s primary source of liquidity has been its cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $3.6 million and $329 thousand of proceeds from sales of equipment during the respective years ended December 31, 2013 and 2012.

During the same comparative years, cash was primarily used to pay distributions to both the Limited Partners and the General Partner, totaling a combined $4.1 million and $2.8 million, and to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At December 31, 2013, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Partnership’s claim remains uncertain as of this date.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Partnership.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Partnership to be critical to understanding the Partnership’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Partnership also states these accounting policies in the Notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. One of the Partnership’s two vessels was placed in drydock for scheduled maintenance during the first quarter of 2011. At the end of the first quarter of 2011, the vessel was returned to service under a fixed-term operating lease. The Partnership’s other vessel is awaiting drydock maintenance during the first half of 2014.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2013 and 2012, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 11, 2014

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$1,662	$686
Accounts receivable, net of allowance for doubtful accounts of $150 as of December 31, 2013 and $133 as of December 31, 2012	167	652
Investments in equipment and leases, net of accumulated depreciation of $33,625 as of December 31, 2013 and $38,658 as of December 31, 2012	5,643	6,765
Prepaid expenses and other assets	22	17
Total assets	$7,494	$8,120
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$190	$420
Other	347	421
Unearned operating lease income	28	98
Total liabilities	565	939
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	6,929	7,181
Total Partners’ capital	6,929	7,181
Total liabilities and Partners’ capital	$7,494	$8,120

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing activities:
Operating leases	$2,784	$4,172
Direct financing leases	33	169
Gain on sales of assets	2,977	224
Interest income	—	2
Other	85	13
Total revenues	5,879	4,580
Expenses:
Depreciation of operating lease assets	321	480
Marine vessel maintenance and other operating costs	61	—
Cost reimbursements to General Partner	220	247
Equipment and incentive management fees to General Partner	124	229
Railcar and equipment maintenance	630	659
Professional fees	101	233
Insurance	127	11
Outside services	89	82
Other management fees	95	144
Equipment storage	10	13
Franchise fees and state taxes	43	35
Freight and shipping	37	8
Provision for credit losses	17	122
Property taxes	32	23
Postage	20	17
Printing and photocopying	26	33
Other	127	110
Total operating expenses	2,080	2,446
Net income	$3,799	$2,134
Net income:
General Partner	$304	$213
Limited Partners	3,495	1,921
	$3,799	$2,134
Net income per Limited Partnership Unit	$0.23	$0.13
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2011	14,985,550	$7,883	$—	$7,883
Distributions to Limited Partners ($0.18 per Unit)	—	(2,623)	—	(2,623)
Distributions to General Partner	—	—	(213)	(213)
Net income	—	1,921	213	2,134
Balance December 31, 2012	14,985,550	7,181	—	7,181
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	3,495	304	3,799
Balance December 31, 2013	14,985,550	$6,929	$—	$6,929

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$3,799	$2,134
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(2,977)	(224)
Depreciation of operating lease assets	321	480
Provision for credit losses	17	122
Changes in operating assets and liabilities:
Accounts receivable	468	(467)
Prepaid expenses and other assets	(5)	(11)
Accounts payable:
General Partner	(230)	(250)
Other	(74)	5
Unearned lease income	(70)	(149)
Net cash provided by operating activities	1,249	1,640
Investing activities:
Proceeds from sales of lease assets	3,646	329
Principal payments received on direct financing leases	132	199
Net cash provided by investing activities	3,778	528
Financing activities:
Distributions to General Partner	(304)	(213)
Distributions to Limited Partners	(3,747)	(2,623)
Net cash used in financing activities	(4,051)	(2,836)
Net increase (decrease) in cash and cash equivalents	976	(668)
Cash and cash equivalents at beginning of year	686	1,354
Cash and cash equivalents at end of year	$1,662	$686
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$40	$39

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2013, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2013, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the years ended December 31, 2013 and 2012 and long-lived tangible assets as of December 31, 2013 and 2012 (dollars in thousands):

	For The Year Ended December 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$5,559	95%	$4,260	93%
Canada	320	5%	320	7%
Total International	320	5%	320	7%
Total	$5,879	100%	$4,580	100%

	As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$5,403	96%	$6,525	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,643	100%	$6,765	100%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $43 thousand and $35 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$6,929	$7,181
Tax basis of net assets (unaudited)	(18,671)	(19,428)
Difference	$25,600	$26,609

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$3,799	$2,134
Tax adjustments (unaudited):
Adjustment to depreciation expense	263	422
Provision for doubtful accounts	16	122
Adjustments to gain on sales of assets	669	106
Other	61	297
Income per federal tax return (unaudited)	$4,808	$3,081

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

As of December 31, 2013 and 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2013	2012
Transportation	58%	61%
Forestry	22%	*
Retail/Food industry	20%	*
Marine vessels	*	19%
*	Less than 10%

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2013	2012
West Range Reclamation, LLC	Transportation	19%	*
Interstate Commodities	Transportation	15%	16%
Ferrous Processing and Trading	Transportation	11%	*
Nova Scotia Power Incorporated	Transportation	11%	*
Genesee & Wyoming Inc.	Transportation	11%	*
AET Offshore Services, Inc.	Marine vessel	*	28%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$10	$1	$—	$11
(Reversal of provision) provision	(10)	132	—	122
Balance December 31, 2012	—	133	—	133
Provision	—	17	—	17
Balance December 31, 2013	$—	$150	$—	$150

The allowance for credit losses at both December 31, 2013 and December 31, 2012 were related to delinquent operating lease receivables.

As of December 31, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013. By comparison, at December 31, 2012, finance lease receivables totaled $197 thousand, all of which were current.

5. Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$5,284	$(1,817)	$(305)	$3,162
Net investment in direct financing leases	197	(65)	(132)	—
Assets held for sale or lease, net	1,284	1,213	(16)	2,481
Total	$6,765	$(669)	$(453)	$5,643

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2013 and 2012.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $321 thousand and $480 thousand for the years ended December 31, 2013 and 2012, respectively.

All of the remaining property subject to leases was acquired in the years 1997 through 1998.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance December 31, 2013
Transportation	$28,689	$—	$(5,932)	$22,757
Materials handling	83	—	—	83
Marine vessels	7,400	—	(7,400)	—
	36,172	—	(13,332)	22,840
Less accumulated depreciation	(30,888)	(305)	11,515	(19,678)
Total	$5,284	$(305)	$(1,817)	$3,162

The average estimated residual value for assets on operating leases was 13% and 14% of the assets’ original cost at December 31, 2013 and 2012, respectively.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues. Contingent rentals totaled $61 thousand and $105 thousand for the years ended December 31, 2013 and 2012, respectively.

There were no operating leases in non-accrual status at December 31, 2013 and 2012.

Direct financing leases:

As of December 31, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013. By comparison, as of December 31, 2012, the net investment in direct financing leases amounted to $197 thousand and consisted primarily of various transportation and manufacturing equipment.

At December 31, 2013, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Year ending December 31, 2014	$723
2015	631
2016	337
2017	311
2018	78
$2,080

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

During the years ended December 31, 2013 and 2012, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	2013	2012
Cost reimbursements to General Partner	$220	$247
Equipment and incentive management fees to General Partner	124	229
	$344	$476

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ended December 31, 2013, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

8. Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

8. Gain contingencies: - (continued)

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Partnership’s claim remains uncertain as of this date.

9. Partners’ capital:

As of December 31, 2013 and 2012, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2013	2012
Distributions declared	$3,747	$2,623
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$0.25	$0.18

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Incentive Management Fees

As compensation for its service rendered in establishing and maintaining the composition of the Partnership’s equipment portfolio and its acquisition and debt strategies and supervising fund administration including supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue service filings, returns and reports, AFS is entitled to receive the Incentive management fee which shall be payable for each fiscal quarter.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $41 thousand and $37 thousand, respectively.

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

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)   XBRL Instance Document

(101.SCH)   XBRL Taxonomy Extension Schema Document

(101.CAL)   XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)   XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)   XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)   XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 11, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.