Form 10-Q
period 2014-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2014-05-13
CIK 1019542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014
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

The number of Limited Partnership Units outstanding as of April 30, 2014 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(In Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,841	$1,662
Accounts receivable, net of allowance for doubtful accounts of $147 as of March 31, 2014 and $150 as of December 31, 2013	163	167
Investments in equipment and leases, net of accumulated depreciation of $33,402 as of March 31, 2014 and $33,625 as of December 31, 2013	5,582	5,643
Prepaid expenses and other assets	17	22
Total assets	$7,603	$7,494
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$135	$190
Other	332	347
Unearned operating lease income	26	28
Total liabilities	493	565
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,110	6,929
Total Partners’ capital	7,110	6,929
Total liabilities and Partners’ capital	$7,603	$7,494

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing activities:
Operating leases	$612	$762
Direct financing leases	—	22
Gain on sales of assets	64	39
Total revenues	676	823
Expenses:
Depreciation of operating lease assets	34	114
Marine vessel maintenance and other operating costs	—	61
Cost reimbursements to General Partner	46	65
Equipment and incentive management fees to General Partner	15	26
Railcar and equipment maintenance	193	129
Professional fees	63	35
Insurance	28	16
Outside services	28	24
Other management fees	24	24
Equipment storage	3	2
Franchise fees and state taxes	12	1
Freight and shipping	4	6
(Reversal of) provision for credit losses	(3)	113
Property taxes	7	12
Postage	4	6
Printing and photocopying	7	12
Other	30	43
Total expenses	495	689
Net income	$181	$134
Net income:
General Partner	$—	$—
Limited Partners	181	134
	$181	$134
Net income per Limited Partnership Unit	$0.01	$0.01
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2012	14,985,550	$7,181	$—	$7,181
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	3,495	304	3,799
Balance December 31, 2013	14,985,550	6,929	—	6,929
Net income	—	181	—	181
Balance March 31, 2014 (Unaudited)	14,985,550	$7,110	$—	$7,110

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$181	$134
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(64)	(39)
Depreciation of operating lease assets	34	114
(Reversal of) provision for credit losses	(3)	113
Changes in operating assets and liabilities:
Accounts receivable	7	88
Prepaid expenses and other assets	5	3
Accounts payable:
General Partner	(55)	(153)
Other	(15)	(111)
Unearned lease income	(2)	61
Net cash provided by operating activities	88	210
Investing activities:
Proceeds from sales of lease assets	91	62
Principal payments received on direct financing leases	—	67
Net cash provided by investing activities	91	129
Financing activities:
Net cash provided by financing activities	—	—
179	339
Cash and cash equivalents at beginning of period	1,662	686
Cash and cash equivalents at end of period	$1,841	$1,025
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$1

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2014, 14,985,550 Units were issued and outstanding.

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

Pursuant to the Partnership Agreement, AFS receives compensation and reimbursements for services rendered and costs incurred on behalf of the Partnership (See Note 5). The Partnership is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2014, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the three months ended March 31, 2014 and 2013 and long-lived tangible assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	For The Three Months Ended March 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$623	92%	$743	90%
Canada	53	8%	80	10%
Total International	53	8%	80	10%
Total	$676	100%	$823	100%

	As of March 31,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,342	96%	$5,403	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,582	100%	$5,643	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2012	$—	$133	$—	$133
Provision	—	17	—	17
Balance December 31, 2013	—	150	—	150
Reversal of provision	—	(3)	—	(3)
Balance March 31, 2014	$—	$147	$—	$147

The allowance for credit losses at both March 31, 2014 and December 31, 2013 were related to delinquent operating lease receivables. As of March 31, 2014 and December 31, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$3,162	$(15)	$(34)	$3,113
Assets held for sale or lease, net	2,481	(12)	—	2,469
Total	$5,643	$(27)	$(34)	$5,582

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2014 and 2013.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $34 thousand and $114 thousand for the respective three months ended March 31, 2014 and 2013.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Transportation	$22,757	$—	$(189)	$22,568
Materials handling	83	—	—	83
	22,840	—	(189)	22,651
Less accumulated depreciation	(19,678)	(34)	174	(19,538)
Total	$3,162	$(34)	$(15)	$3,113

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both March 31, 2014 and December 31, 2013. There were no operating leases in non-accrual status at March 31, 2014 and December 31, 2013.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $10 thousand and $15 thousand for the respective three months ended March 31, 2014 and 2013, respectively.

Direct financing leases:

As of March 31, 2014 and December 31, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At March 31, 2014, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2014	$980
Year ending December 31, 2015	808
2016	514
2017	311
2018	78
$2,691

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

During the three months ended March 31, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost reimbursements to General Partner	$46	$65
Equipment and incentive management fees to General Partner	15	26
	$61	$91

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2014, it is not anticipated that the amount of reimbursable expenses billed to the Fund will exceed either the annual or the cumulative limitations. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Partnership’s claim remains uncertain as of this date.

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

8. Partners’ capital:

As of March 31, 2014 and December 31, 2013, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Partnership had net income of $181 thousand and $134 thousand for the three months ended March 31, 2014 and 2013, respectively. The results for the first quarter of 2014 reflect decreases in total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 decreased by $147 thousand, or 18%, as compared to the prior year period. The decrease in total revenues was largely due to a $150 thousand decrease in operating lease revenues.

The reduction in operating lease revenue was mainly due to the termination of a charter relative to one of the Fund’s marine vessels during the second quarter of 2013, and the impact of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the first quarter of 2014 decreased by $194 thousand, or 28%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in the provision for credit losses, depreciation expense, and marine vessel maintenance and other operating costs. Such decreases in expenses were partially offset by an increase in railcar and equipment maintenance costs.

The decrease in the provision for credit losses totaled $116 thousand and was largely due to an increase in collection of accounts receivable amounts previously reserved. Depreciation expense declined by $80 thousand primarily due to lease asset sales and continued run-off of the lease portfolio; and, marine vessel maintenance and other operating costs decreased by $61 thousand due to prior year period costs incurred to repair vessel propellers.

Partially offsetting the aforementioned decreases in expenses was a $64 thousand increase in railcar and equipment maintenance costs. The increase in railcar and equipment maintenance costs was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear.

Capital Resources and Liquidity

At March 31, 2014 and December 31, 2013, the Partnership’s cash and cash equivalents totaled $1.8 million and $1.7 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by:
Operating activities	$88	$210
Investing activities	91	129
Financing activities	—	—
Net increase in cash and cash equivalents	$179	$339

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Partnership’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $91 thousand and $62 thousand of proceeds from sales of equipment during the respective three months ended March 31, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three months ended March 31, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At March 31, 2014, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Partnership’s claim remains uncertain as of this date.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 13, 2014

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