Form 10-Q
period 2014-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2014-08-14
CIK 1019542

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014
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

The number of Limited Partnership Units outstanding as of July 31, 2014 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,951	$1,662
Accounts receivable, net of allowance for doubtful accounts of $145 as of June 30, 2014 and $150 as of December 31, 2013	159	167
Investments in equipment and leases, net of accumulated depreciation of $33,046 as of June 30, 2014 and $33,625 as of December 31, 2013	5,482	5,643
Prepaid expenses and other assets	17	22
Total assets	$7,609	$7,494
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$86	$190
Other	279	347
Unearned operating lease income	27	28
Total liabilities	392	565
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,217	6,929
Total Partners’ capital	7,217	6,929
Total liabilities and Partners’ capital	$7,609	$7,494

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing activities:
Operating leases	$601	$679	$1,213	$1,441
Direct financing leases	—	11	—	33
(Loss) gain on sales of assets	(19)	14	45	53
Other	1	—	1	—
Total revenues	583	704	1,259	1,527
Expenses:
Depreciation of operating lease assets	34	105	68	219
Marine vessel maintenance and other operating costs	—	—	—	61
Cost reimbursements to General Partner	49	52	95	117
Equipment and incentive management fees to General Partner	13	13	28	39
Railcar and equipment maintenance	185	115	378	244
Professional fees	17	6	80	41
Insurance	38	31	66	47
Outside services	23	23	51	47
Other management fees	24	24	48	48
Equipment storage	5	3	8	5
Franchise fees and state taxes	45	15	57	16
Freight and shipping	5	13	9	19
(Reversal of) provision for credit losses	(2)	81	(5)	194
Property taxes	—	—	7	12
Postage	3	3	7	9
Printing and photocopying	9	—	16	12
Other	28	36	58	79
Total expenses	476	520	971	1,209
Net income	$107	$184	$288	$318
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	107	184	288	318
	$107	$184	$288	$318
Net income per Limited Partnership Unit	$0.01	$0.01	$0.02	$0.02
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND
FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2012	14,985,550	$7,181	$—	$7,181
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	3,495	304	3,799
Balance December 31, 2013	14,985,550	6,929	—	6,929
Net income	—	288	—	288
Balance June 30, 2014 (Unaudited)	14,985,550	$7,217	$—	$7,217

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$107	$184	$288	$318
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of assets	19	(14)	(45)	(53)
Depreciation of operating lease assets	34	105	68	219
(Reversal of) provision for credit losses	(2)	81	(5)	194
Changes in operating assets and liabilities:
Accounts receivable	6	153	13	241
Prepaid expenses and other assets	—	(8)	5	(5)
Accounts payable:
General Partner	(49)	(37)	(104)	(190)
Other	(53)	(21)	(68)	(132)
Unearned lease income	1	(123)	(1)	(62)
Net cash provided by operating activities	63	320	151	530
Investing activities:
Proceeds from sales of lease assets	47	23	138	85
Principal payments received on direct financing leases	—	65	—	132
Net cash provided by investing activities	47	88	138	217
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	110	408	289	747
Cash and cash equivalents at beginning of period	1,841	1,025	1,662	686
Cash and cash equivalents at end of period	$1,951	$1,433	$1,951	$1,433
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$72	$39	$74	$40

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2014, 14,985,550 Units were issued and outstanding.

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

As of June 30, 2014, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Segment reporting:

The Partnership is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Partnership operates in one reportable operating segment in the United States.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the six months ended June 30, 2014 and 2013 and long-lived tangible assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Six Months Ended June 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$1,152	92%	$1,367	90%
Canada	107	8%	160	10%
Total International	107	8%	160	10%
Total	$1,259	100%	$1,527	100%

	As of June 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,242	96%	$5,403	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,482	100%	$5,643	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2012	$—	$133	$—	$133
Provision	—	17	—	17
Balance December 31, 2013	—	150	—	150
Reversal of provision	—	(5)	—	(5)
Balance June 30, 2014	$—	$145	$—	$145

The allowance for credit losses at both June 30, 2014 and December 31, 2013 were related to delinquent operating lease receivables. As of June 30, 2014 and December 31, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$3,162	$(48)	$(68)	$3,046
Assets held for sale or lease, net	2,481	(45)	—	2,436
Total	$5,643	$(93)	$(68)	$5,482

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2014 and 2013.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment was approximately $34 thousand and $105 thousand for the respective three months ended June 30, 2014 and 2013, and $68 thousand and $219 thousand for the respective six months ended June 30, 2014 and 2013.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Transportation	$22,757	$—	$(370)	$22,387
Materials handling	83	—	—	83
	22,840	—	(370)	22,470
Less accumulated depreciation	(19,678)	(68)	322	(19,424)
Total	$3,162	$(68)	$(48)	$3,046

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both June 30, 2014 and December 31, 2013. There were no operating leases in non-accrual status at June 30, 2014 and December 31, 2013.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $2 thousand and $15 thousand for the respective three months ended June 30, 2014 and 2013, and $12 thousand and $30 thousand for the respective six months ended June 30, 2014 and 2013.

Direct financing leases:

As of June 30, 2014 and December 31, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At June 30, 2014, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Six months ending December 31, 2014	$650
Year ending December 31, 2015	808
2016	514
2017	311
2018	78
$2,361

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

During the three and six months ended June 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost reimbursements to General Partner	$49	$52	$95	$117
Equipment and incentive management fees to General Partner	13	13	28	39
	$62	$65	$123	$156

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

8. Partners’ capital:

As of June 30, 2014 and December 31, 2013, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Partnership had net income of $107 thousand and $184 thousand for the three months ended June 30, 2014 and 2013, respectively. The results for the second quarter of 2014 reflect decreases in total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $121 thousand, or 17%, as compared to the prior year period. The decrease in total revenues was largely due to a decline in operating lease revenues and a loss recognized on the sale of lease assets during the current period.

The decrease in operating lease revenue totaled $78 thousand and was mainly due to the impact of continued run-off and dispositions of lease assets and a period over period decline in usage-based rental revenue.

In addition, the Company recorded a $19 thousand loss on sales of lease assets as compared to a gain of $14 thousand recognized during the prior year period. The $33 thousand unfavorable variance was largely due to losses associated with the disposition of certain barges and a change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2014 decreased by $44 thousand, or 8%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in the provision for credit losses and depreciation expense partially offset by increases in railcar and equipment maintenance costs, and in franchise fees and state taxes.

The decrease in the provision for credit losses totaled $83 thousand and was largely due to a period over period decrease in reserves relative to certain receivables that have been delinquent more than 90 days, and an increase in collection of accounts receivable amounts previously reserved. Depreciation expense declined by $71 thousand primarily due to lease asset sales and continued run-off of the lease portfolio.

Partially offsetting the aforementioned decreases in expenses was a $70 thousand increase in railcar and equipment maintenance costs, and a $30 thousand increase in franchise fees and state taxes. The increase in railcar and equipment maintenance costs was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. The increase in franchise fees and state taxes was attributable to a higher estimated tax liability based on anticipated activity for the current year.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Partnership had net income of $288 thousand and $318 thousand for the six months ended June 30, 2014 and 2013, respectively. The results for the first half of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 decreased by $268 thousand, or 18%, as compared to the prior year period. The net decline in total revenues was mostly attributable to decreases in operating lease and direct financing lease revenues.

The reduction in operating lease revenues totaled $228 thousand and was mainly due to the termination of a charter relative to one of the Fund’s marine vessels during the second quarter of 2013, the impact of continued run-off and dispositions of lease assets, and a reduction in usage-based rental income. Direct financing lease revenues decreased by $33 thousand primarily due to run-off of the portfolio.

Expenses

Total expenses for the first half of 2014 decreased by $238 thousand, or 20%, as compared to the prior year period. The net reduction in expenses was primarily a result of decreases in the provision for credit losses, depreciation expense, and marine vessel maintenance and other operating costs. Such decreases in expenses were partially offset by increases in railcar and equipment maintenance costs, franchise fees and state taxes, and in professional fees.

The decrease in the provision for credit losses totaled $199 thousand and was largely due to a period over period decrease in reserves relative to certain receivables that have been delinquent more than 90 days coupled with an increase in collection of accounts receivable amounts previously reserved. Depreciation expense declined by $151 thousand primarily due to lease asset sales and continued run-off of the lease portfolio; and, marine vessel maintenance and other operating costs decreased by $61 thousand due to prior year period costs incurred to repair vessel propellers.

Partially offsetting the aforementioned decreases in expenses were increases in railcar and equipment maintenance costs, franchise fees and state taxes, and in professional fees totaling $134 thousand, $41 thousand and $39 thousand, respectively. The increase in railcar and equipment maintenance costs was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. Franchise fees and state taxes increased due to a higher estimated tax liability based on anticipated activity for the current year; and, professional fees was higher as a result of the increase in allocated audit fees.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Partnership’s cash and cash equivalents totaled $2.0 million and $1.7 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by:
Operating activities	$63	$320	$151	$530
Investing activities	47	88	138	217
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$110	$408	$289	$747

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Partnership’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $47 thousand and $23 thousand of proceeds from sales of equipment during the respective three months ended June 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Partnership’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $138 thousand and $85 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and six months ended June 30, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At June 30, 2014, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 13, 2014

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