Form 10-Q
period 2014-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2014-11-13
CIK 1019542

Form 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014
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

The number of Limited Partnership Units outstanding as of October 31, 2014 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,048	$1,662
Accounts receivable, net of allowance for doubtful accounts of $146 as of September 30, 2014 and $150 as of December 31, 2013	160	167
Investments in equipment and leases, net of accumulated depreciation of $33,039 as of September 30, 2014 and $33,625 as of December 31, 2013	5,443	5,643
Prepaid expenses and other assets	21	22
Total assets	$7,672	$7,494
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$43	$190
Other	302	347
Unearned operating lease income	34	28
Total liabilities	379	565
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	7,293	6,929
Total Partners’ capital	7,293	6,929
Total liabilities and Partners’ capital	$7,672	$7,494

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing activities:
Operating leases	$618	$773	$1,831	$2,214
Direct financing leases	—	—	—	33
Gain on sales of assets	3	2,894	48	2,947
Other	3	50	4	50
Total revenues	624	3,717	1,883	5,244
Expenses:
Depreciation of operating lease assets	33	68	101	287
Marine vessel maintenance and other operating costs	—	—	—	61
Cost reimbursements to General Partner	43	60	138	177
Equipment and incentive management fees to General Partner	15	20	43	59
Railcar and equipment maintenance	260	112	638	356
Professional fees	42	17	122	58
Insurance	47	44	113	91
Outside services	19	20	70	67
Other management fees	25	24	73	72
Equipment storage	8	2	16	7
Franchise fees and state taxes	19	14	76	30
Freight and shipping	6	3	15	22
Provision for (reversal of) credit losses	1	(27)	(4)	167
Property taxes	1	1	8	13
Postage	—	5	7	14
Printing and photocopying	—	5	16	17
Other	29	23	87	102
Total expenses	548	391	1,519	1,600
Net income	$76	$3,326	$364	$3,644
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	76	3,326	364	3,644
	$76	$3,326	$364	$3,644
Net income per Limited Partnership Unit	$0.01	$0.22	$0.02	$0.24
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2012	14,985,550	$7,181	$—	$7,181
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	3,495	304	3,799
Balance December 31, 2013	14,985,550	6,929	—	6,929
Net income	—	364	—	364
Balance September 30, 2014 (Unaudited)	14,985,550	$7,293	$—	$7,293

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$76	$3,326	$364	$3,644
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(3)	(2,894)	(48)	(2,947)
Depreciation of operating lease assets	33	68	101	287
Provision for (reversal of) credit losses	1	(27)	(4)	167
Changes in operating assets and liabilities:
Accounts receivable	(2)	63	11	304
Prepaid expenses and other assets	(4)	—	1	(5)
Accounts payable:
General Partner	(43)	(35)	(147)	(225)
Other	23	71	(45)	(61)
Unearned lease income	7	1	6	(61)
Net cash provided by operating activities	88	573	239	1,103
Investing activities:
Proceeds from sales of lease assets	9	3,518	147	3,603
Principal payments received on direct financing leases	—	—	—	132
Net cash provided by investing activities	9	3,518	147	3,735
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	97	4,091	386	4,838
Cash and cash equivalents at beginning of period	1,951	1,433	1,662	686
Cash and cash equivalents at end of period	$2,048	$5,524	$2,048	$5,524
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$74	$40

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2014, 14,985,550 Units were issued and outstanding.

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

As of September 30, 2014, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated salvage or residual values. Off-lease equipment is generally not subject to depreciation. The Partnership depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Partnership does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Partnership, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Partnership would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Partnership’s quarterly impairment analysis, as described in Note 4. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The Partnership earns revenues from its marine vessels based on charter utilization of the vessels or a fixed term lease. When the vessels are chartered, contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Partnership incurs “drydocking” costs on its vessels. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. The Partnership’s two vessels were last placed in drydock for scheduled maintenance during 2011.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the nine months ended September 30, 2014 and 2013 and long-lived tangible assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Nine Months Ended September 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$1,643	87%	$5,004	95%
Canada	240	13%	240	5%
Total International	240	13%	240	5%
Total	$1,883	100%	$5,244	100%

	As of September 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,203	96%	$5,403	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,443	100%	$5,643	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Partnership has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Partnership’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements  — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2012	$—	$133	$—	$133
Provision	—	17	—	17
Balance December 31, 2013	—	150	—	150
Reversal of provision	—	(4)	—	(4)
Balance September 30, 2014	$—	$146	$—	$146

The allowance for credit losses at both September 30, 2014 and December 31, 2013 were related to delinquent operating lease receivables. As of September 30, 2014 and December 31, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$3,162	$(68)	$(101)	$2,993
Assets held for sale or lease, net	2,481	(31)	—	2,450
Total	$5,643	$(99)	$(101)	$5,443

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Partnership’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Partnership uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Partnership may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2014 and 2013.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment was approximately $33 thousand and $68 thousand for the respective three months ended September 30, 2014 and 2013, and $101 thousand and $287 thousand for the respective nine months ended September 30, 2014 and 2013.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation	$22,757	$—	$(887)	$21,870
Materials handling	83	—	—	83
	22,840	—	(887)	21,953
Less accumulated depreciation	(19,678)	(101)	819	(18,960)
Total	$3,162	$(101)	$(68)	$2,993

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both September 30, 2014 and December 31, 2013. There were no operating leases in non-accrual status at September 30, 2014 and December 31, 2013.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $12 thousand and $16 thousand for the respective three months ended September 30, 2014 and 2013, and $24 thousand and $46 thousand for the respective nine months ended September 30, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of September 30, 2014 and December 31, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At September 30, 2014, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Three months ending December 31, 2014	$326
Year ending December 31, 2015	811
2016	517
2017	314
2018	78
$2,046

The useful lives for each category of lease assets in the Partnership’s portfolio is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation	35 – 40
Materials handling	7 – 10

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost reimbursements to General Partner	$43	$60	$138	$177
Equipment and incentive management fees to General Partner	15	20	43	59
	$58	$80	$181	$236

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

6. Gain contingencies:

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP cannot be determined. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Gain contingencies: - (continued)

court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

8. Partners’ capital:

As of September 30, 2014 and December 31, 2013, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Partnership had net income of $76 thousand and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. The results for the third quarter of 2014 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 decreased by $3.1 million, or 83%, as compared to the prior year period. The decline in total revenues was largely due to decreases in gains on sales of assets and operating lease revenues.

Gains on sales of assets declined by $2.9 million as the prior year amount included $2.8 million of gains realized from the sales of 137 railcars subsequent to a lease termination. Operating lease revenue was lower by $155 thousand mainly due to the impact of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the third quarter of 2014 increased by $157 thousand, or 40%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in railcar and equipment maintenance costs, provision for credit losses and professional fees partially offset by a decrease in depreciation expense.

The increase in railcar and equipment maintenance costs totaled $148 thousand and was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. The provision for credit losses increased by $28 thousand largely due to a decrease in collection of accounts receivable amounts previously reserved; and, professional fees was higher by $25 thousand mainly due to increased legal expenses.

Partially offsetting the aforementioned increases in expenses was a $35 thousand decrease in depreciation expense. Such decrease was a result of lease asset sales and continued run-off of the lease portfolio.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Partnership had net income of $364 thousand and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively. The results for the first nine months of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 decreased by $3.4 million, or 64%, as compared to the prior year period. The net decline in total revenues was mostly attributable to decreases in gains on sales of assets and operating lease revenues.

Gains on sales of assets declined by $2.9 million as the prior year amount included $2.8 million of gains realized from the sales of 137 railcars subsequent to a lease termination. Operating lease revenues was reduced by $383 thousand mainly due to the termination of a charter relative to one of the Fund’s marine vessels during the second quarter of 2013, the impact of continued run-off and dispositions of lease assets, and a reduction in usage-based rental income.

Expenses

Total expenses for the first nine months of 2014 decreased by $81 thousand, or 5%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation expense, provision for credit losses, and marine vessel maintenance and other operating costs partially offset by increases in railcar and equipment maintenance costs and professional fees.

The reduction in depreciation expense totaled $186 thousand and was primarily a result of lease asset sales and continued run-off of the lease portfolio. The provision for credit losses declined by $171 thousand largely due to a period over period decrease in reserves relative to certain receivables that have been delinquent more than 90 days coupled with an increase in collection of accounts receivable amounts previously reserved. Finally, marine vessel maintenance and other operating costs decreased by $61 thousand due to prior year period costs incurred to repair vessel propellers.

Partially offsetting the aforementioned decreases in expenses were increases in railcar and equipment maintenance costs, and professional fees totaling $282 thousand and $64 thousand, respectively. Railcar and equipment maintenance costs increased largely due to the aging of the Fund’s railcar inventory and incremental wear and tear; and, professional fees were higher due to increases in allocated audit fees and in legal expenses.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Partnership’s cash and cash equivalents totaled $2.0 million and $1.7 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by:
Operating activities	$88	$573	$239	$1,103
Investing activities	9	3,518	147	3,735
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$97	$4,091	$386	$4,838

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $9 thousand and $3.5 million of proceeds from sales of equipment during the respective three months ended September 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $147 thousand and $3.6 million of proceeds from sales of equipment during the respective nine months ended September 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and nine months ended September 30, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At September 30, 2014, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

Gain Contingencies

The Partnership’s vessel activity in the Gulf of Mexico was severely impacted by the British Petroleum (“BP”) “Deep Water Horizon” oil spill of 2010 which severely adversely impacted charter activity in the Gulf region. BP established a program to compensate those businesses and individuals suffering economic hardship and loss as a result of the Deep Water Horizon oil spill. The Partnership submitted a claim to the BP program administrator seeking an approximate $2.8 million for loss of revenues during the period of the vessel’s diminished activity commencing at the time of the oil spill and continuing through 2010. The BP claim administrator denied the Partnership’s claim on the basis that the Partnership suffered damages as a result of the President’s moratorium on oil drilling subsequent to the Deep Water Horizon accident. The Partnership believes its claim continues to be of merit, and has opted out of the BP claims fund, and is pursuing a claim in a collective action with other similarly situated plaintiffs. Currently, the amount of any compensation or award from BP cannot be determined. As such, the potential for compensation or award has not been recorded on the Partnership’s books and records.

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Partnership filed an appeal of the court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Partnership has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Partnership’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements  — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Partnership’s General Partner’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Partnership’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 13, 2014

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