Form 10-K
period 2014-12-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2015-03-30
CIK 1019542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Partnership Units outstanding as of February 28, 2015 was 14,985,550.

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2014, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2014, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

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

The Partnership only purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. From inception through December 31, 2014, the Partnership had purchased equipment with a total acquisition price of $306.1 million.

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

During 2014 and 2013, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

	Type of Equipment	Percentage of Total Lease Revenues
Lessee		2014	2013
West Range Reclamation, LLC	Transportation	22%	19%
Interstate Commodities	Transportation	18%	15%
Ferrous Processing and Trading	Transportation	13%	11%
Nova Scotia Power Inc.	Transportation	13%	11%
Genesee & Wyoming Inc.	Transportation	13%	11%

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

Equipment Leasing Activities

The Partnership had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 2014 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$126,583	41.35%
Mining	51,722	16.90%
Marine vessels	30,814	10.07%
Materials handling	28,868	9.43%
Office automation	16,927	5.53%
Medical	13,206	4.31%
Manufacturing	13,009	4.25%
Aircraft	12,261	4.01%
Other*	12,734	4.15%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2% of the total.

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$73,779	24.10%
Transportation, other	46,452	15.17%
Municipalities	45,050	14.72%
Manufacturing, other	41,296	13.49%
Electronics	26,062	8.51%
Mining	17,671	5.77%
Business services	15,093	4.93%
Primary metals	13,251	4.33%
Food	8,346	2.73%
Health services	7,869	2.57%
Other*	11,255	3.68%
	$306,124	100.00%
*	Individual amounts included in “Other” represent less than 2.5% of the total.

Through December 31, 2014, the Partnership had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation	$97,052	$25,764	$83,314
Mining	51,722	12,464	48,404
Materials handling	28,786	7,717	30,561
Office automation	16,927	1,847	16,238
Marine vessels	15,140	2,207	15,150
Medical	13,624	3,621	13,873
Manufacturing	13,206	8,422	13,667
Aircraft	11,322	3,822	10,142
Other	12,002	1,023	29,982
	$259,781	$66,887	$261,331

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

For further information regarding the Partnership’s equipment lease portfolio as of December 31, 2014, see Note 5 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 4,945 investors were Unitholders of record in the Partnership.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Partnership’s assets as of December 31, 2014. AFS calculated the estimated liquidation proceeds that would be realized by the Partnership, assuming an orderly disposition of all of the Partnership’s assets as of December 31, 2014, by estimating the aggregate net asset value of the Partnership. The valuation does not take into account any future business activity of the Partnership; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Partnership assets that would be distributed to Unitholders on liquidation of the Partnership, and divided the total so distributable by the number of outstanding Units. As of December 31, 2014, the value of the Partnership’s assets, calculated on this basis, was approximately $0.63 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Partnership may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Partnership.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Partnership Agreement.

AFS has sole discretion in determining the amount of distributions; provided however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Partnership.

Periodic distributions were paid to Limited Partners in December 2014 and 2013. The annualized rates for these distributions from 2014 and 2013 operations were $0.13 and $0.25 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the General Partner.

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

As of December 31, 2014, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2014	2013
Transportation	61%	58%
Forestry	17%	22%
Retail/Food industry	17%	20%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, during 2014 and 2013 as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2014	2013
West Range Reclamation, LLC	Transportation	22%	19%
Interstate Commodities	Transportation	18%	15%
Ferrous Processing and Trading	Transportation	13%	11%
Nova Scotia Power Inc.	Transportation	13%	11%
Genesee & Wyoming Inc.	Transportation	13%	11%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Partnership’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 36 to 120 months, and as they expired, the Partnership attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Partnership. All of the Partnership’s remaining equipment on lease was acquired in the years 1997 through 1998. The utilization percentage of existing assets under lease was 92% and 97% as of December 31, 2014 and 2013, respectively.

Cost reimbursements to the General Partner are based on its costs incurred in performing administrative services for the Partnership. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Partnership Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ended December 31, 2014, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2014 versus 2013

The Partnership had net income of $473 thousand and $3.8 million for the years ended December 31, 2014 and 2013, respectively. The 2014 results reflect decreases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2014 decreased by $3.4 million, or 57%, as compared to prior year. The net decrease in total revenues was primarily attributable to decreases in gain on sales of assets, operating lease revenues and other revenue.

Gain on sales of assets declined by $2.9 million as the prior year amount included $2.8 million of gains realized from the sales of 140 railcars subsequent to a lease termination. Operating lease revenues were reduced by $338 thousand mainly due to the termination of a charter relative to one of the Fund’s marine vessels during the second quarter of 2013, the impact of continued run-off and dispositions of lease assets, and a reduction in usage-based rental income. In addition, other revenue declined by $80 thousand largely due to a reduction in billings for excess wear and tear on certain returned equipment coupled with a one-time $33 thousand prior year state tax refund received during 2013.

Expenses

Total expenses for 2014 decreased by $40 thousand, or 2%, as compared to the prior year period. The net reduction in expenses was primarily due to decreases in depreciation expense and marine vessel maintenance and other operating costs partially offset by increases in railcar and equipment maintenance costs, franchise fees and taxes, and professional fees.

The reduction in depreciation expense totaled $167 thousand and was primarily a result of lease asset sales and continued run-off of the lease portfolio; and, marine vessel maintenance and other operating costs decreased by $61 thousand due to prior year costs incurred to repair vessel propellers.

Partially offsetting the aforementioned decreases in expenses were increases in railcar and equipment maintenance costs, franchise fees and state taxes, and in professional fees totaling $139 thousand, $33 thousand and $31 thousand, respectively. The increase in railcar and equipment maintenance costs was largely attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. Franchise fees and state taxes increased as a result of an increase in the estimated tax liability relative to prior year gains on sales of lease assets; and, professional fees were higher due to increases in allocated audit fees and in legal expenses.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Partnership’s cash and cash equivalents totaled $261 thousand and $1.7 million, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$452	$1,249
Investing activities	173	3,778
Financing activities	(2,026)	(4,051)
Net (decrease) increase in cash and cash equivalents	$(1,401)	$976

2014 versus 2013

During the years ended December 31, 2014 and 2013, the Partnership’s sources of liquidity have been cash flows from its portfolio of operating lease contracts and proceeds from sales of lease assets. During 2014 and 2013, such proceeds from sales of lease assets totaled $173 thousand and $3.6 million, respectively.

During the same comparative years, cash was primarily used to pay distributions to both the Limited Partners and the General Partner, totaling a combined $2.0 million and $4.1 million, and to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At December 31, 2014, the Partnership had no commitments to purchase lease assets or fund investments in notes receivable and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Partnership filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Partnership’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Partnership does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Partnership, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Partnership would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Partnership’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ATEL Capital Equipment Fund VII, L.P.

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VII, L.P. (“Partnership”) as of December 31, 2014 and 2013, and the related statements of income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VII, L.P. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$261	$1,662
Accounts receivable, net of allowance for doubtful accounts of $8 as of December 31, 2014 and $150 as of December 31, 2013	186	167
Investments in equipment and leases, net of accumulated depreciation of $32,996 as of December 31, 2014 and $33,625 as of December 31, 2013	5,378	5,643
Prepaid expenses and other assets	17	22
Total assets	$5,842	$7,494
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$114	$190
Other	326	347
Unearned operating lease income	26	28
Total liabilities	466	565
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,376	6,929
Total Partners’ capital	5,376	6,929
Total liabilities and Partners’ capital	$5,842	$7,494

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing activities:
Operating leases	$2,446	$2,784
Direct financing leases	—	33
Gain on sales of assets	62	2,977
Other	5	85
Total revenues	2,513	5,879
Expenses:
Depreciation of operating lease assets	154	321
Marine vessel maintenance and other operating costs	—	61
Cost reimbursements to General Partner	215	220
Equipment and incentive management fees to General Partner	121	124
Railcar and equipment maintenance	769	630
Professional fees	132	101
Insurance	152	127
Outside services	90	89
Other management fees	97	95
Equipment storage	27	10
Franchise fees and state taxes	76	43
Freight and shipping	19	37
Provision for credit losses	1	17
Property taxes	40	32
Postage	12	20
Printing and photocopying	25	26
Other	110	127
Total expenses	2,040	2,080
Net income	$473	$3,799
Net income:
General Partner	$152	$304
Limited Partners	321	3,495
	$473	$3,799
Net income per Limited Partnership Unit	$0.02	$0.23
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2012	14,985,550	$7,181	$—	$7,181
Distributions to Limited Partners ($0.25 per Unit)	—	(3,747)	—	(3,747)
Distributions to General Partner	—	—	(304)	(304)
Net income	—	3,495	304	3,799
Balance December 31, 2013	14,985,550	6,929	—	6,929
Distributions to Limited Partners ($0.13 per Unit)	—	(1,874)	—	(1,874)
Distributions to General Partner	—	—	(152)	(152)
Net income	—	321	152	473
Balance December 31, 2014	14,985,550	$5,376	$—	$5,376

See accompanying Notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$473	$3,799
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(62)	(2,977)
Depreciation of operating lease assets	154	321
Provision for credit losses	1	17
Changes in operating assets and liabilities:
Accounts receivable	(20)	468
Prepaid expenses and other assets	5	(5)
Accounts payable:
General Partner	(76)	(230)
Other	(21)	(74)
Unearned lease income	(2)	(70)
Net cash provided by operating activities	452	1,249
Investing activities:
Proceeds from sales of lease assets	173	3,646
Principal payments received on direct financing leases	—	132
Net cash provided by investing activities	173	3,778
Financing activities:
Distributions to General Partner	(152)	(304)
Distributions to Limited Partners	(1,874)	(3,747)
Net cash used in financing activities	(2,026)	(4,051)
Net (decrease) increase in cash and cash equivalents	(1,401)	976
Cash and cash equivalents at beginning of year	1,662	686
Cash and cash equivalents at end of year	$261	$1,662
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$74	$40

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of December 31, 2014, 14,985,550 Units were issued and outstanding.

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

As of December 31, 2014, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in partners’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Partnership has reviewed, as determined necessary by the General Partner, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Partnership does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Partnership, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Partnership would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Partnership’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The tables below summarize geographic information relating to the sources, by nation, of the Partnership’s total revenues for the years ended December 31, 2014 and 2013 and long-lived tangible assets as of December 31, 2014 and 2013 (dollars in thousands):

	For The Year Ended December 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$2,193	87%	$5,559	95%
Canada	320	13%	320	5%
Total International	320	13%	320	5%
Total	$2,513	100%	$5,879	100%

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,138	96%	$5,403	96%
Canada	240	4%	240	4%
Total International	240	4%	240	4%
Total	$5,378	100%	$5,643	100%

Unearned operating lease income:

The Partnership records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. Accordingly, the Partnership has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $76 thousand and $43 thousand, respectively. The Partnership does not have any entity level uncertain tax positions. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$5,376	$6,929
Tax basis of net assets (unaudited)	(20,109)	(18,671)
Difference	$25,485	$25,600

The primary differences between the tax bases of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Partnership’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Partnership’s federal tax return (unaudited) for each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$473	$3,799
Tax adjustments (unaudited):
Adjustment to depreciation expense	147	263
Provision for doubtful accounts	(142)	16
Adjustments to gain on sales of assets	112	669
Other	(2)	61
Income per federal tax return (unaudited)	$588	$4,808

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2014 and 2013, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2014	2013
Transportation	61%	58%
Forestry	17%	22%
Retail/Food industry	17%	20%

During 2014 and 2013, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Partnership’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2014	2013
West Range Reclamation, LLC	Transportation	22%	19%
Interstate Commodities	Transportation	18%	15%
Ferrous Processing and Trading	Transportation	13%	11%
Nova Scotia Power Inc.	Transportation	13%	11%
Genesee & Wyoming Inc.	Transportation	13%	11%

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2012	$—	$133	$—	$133
Provision	—	17	—	17
Balance December 31, 2013	—	150	—	150
Provision	—	1	—	1
Charge-offs and/or recoveries	—	(143)	—	(143)
Balance December 31, 2014	$—	$8	$—	$8

The allowance for credit losses at both December 31, 2014 and 2013 were related to delinquent operating lease receivables. As of December 31, 2014 and 2013, the Partnership had no financing lease receivables, as its lone remaining finance lease matured on July 1, 2013.

5. Investments in equipment and leases:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$3,162	$(108)	$(154)	$2,900
Assets held for sale or lease, net	2,481	(3)	—	2,478
Total	$5,643	$(111)	$(154)	$5,378

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

As a result of these reviews, management determined that no impairment losses existed during 2014 and 2013.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment totaled $154 thousand and $321 thousand for the years ended December 31, 2014 and 2013, respectively.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases: - (continued)

All of the remaining property subject to leases was acquired in the years 1997 through 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation	$22,757	$—	$(1,939)	$20,818
Materials handling	83	—	—	83
	22,840	—	(1,939)	20,901
Less accumulated depreciation	(19,678)	(154)	1,831	(18,001)
Total	$3,162	$(154)	$(108)	$2,900

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both December 31, 2014 and 2013.

The Partnership earns revenues from its marine vessels and/or certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues. Contingent rentals totaled $37 thousand and $61 thousand for the years ended December 31, 2014 and 2013, respectively.

There were no operating leases in non-accrual status at December 31, 2014 and 2013.

Direct financing leases:

As of December 31, 2014 and 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At December 31, 2014, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Year ending December 31, 2015	$997
2016	637
2017	398
2018	157
2019	46
$2,235

The useful lives for each category of lease assets in the Partnership’s portfolio is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Partnership’s portfolio are as follows (in years):

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

During the years ended December 31, 2014 and 2013, AFS and/or affiliates earned fees and reimbursements pursuant to the Partnership Agreement as follows (in thousands):

	2014	2013
Cost reimbursements to General Partner	$215	$220
Equipment and incentive management fees to General Partner	121	124
	$336	$344

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

The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ended December 31, 2014, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL filed a claim on behalf of the Partnership and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Partnership’s portion is an approximate $1.4 million). The annual allocable portion of the claim is not considered material to the Partnership in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Partnership filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Partnership’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

9. Partners’ capital:

As of December 31, 2014 and 2013, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

The Partnership’s Net Profits, Net Losses, and Tax Credits are to be allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each period.

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

Second, 85% to the Limited Partners, 7.5% to AFS and 7.5% to AFS or its affiliate designated as the recipient of the Incentive Management Fee.

Distributions to Limited Partners were as follows (in thousands except Units and per Unit data):

	2014	2013
Distributions declared	$1,874	$3,747
Weighted average number of Units outstanding	14,985,550	14,985,550
Weighted average distributions per Unit	$0.13	$0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Partnership, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the General Partner, as it is applicable to the Partnership, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the General Partner concluded that the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the General Partner acts as the audit committee of the Partnership. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the General Partner and are deemed to be financial experts. They are not independent of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, the Partnership is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

General Partner’s Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Limited Partners and 7.5% to AFS. In accordance with the terms of the Partnership Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2014 and 2013, the Partnership incurred audit fees with its principal auditors totaling $67 thousand and $41 thousand, respectively.

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (General Partner)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (General Partner)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (General Partner)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.