Form 10-Q
period 2015-03-31
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2015-05-15
CIK 1019542

Form 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015
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

The number of Limited Partnership Units outstanding as of April 30, 2015 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$330	$261
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2015 and $8 as of December 31, 2014	164	186
Investments in equipment and leases, net of accumulated depreciation of $33,018 as of March 31, 2015 and $32,996 as of December 31, 2014	5,333	5,378
Prepaid expenses and other assets	14	17
Total assets	$5,841	$5,842
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$129	$114
Other	347	326
Unearned operating lease income	35	26
Total liabilities	511	466
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,330	5,376
Total Partners’ capital	5,330	5,376
Total liabilities and Partners’ capital	$5,841	$5,842

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing activities:
Operating leases	$572	$612
Gain on sales of assets	3	64
Total revenues	575	676
Expenses:
Depreciation of operating lease assets	42	34
Cost reimbursements to General Partner	100	46
Equipment and incentive management fees to General Partner	21	15
Railcar and equipment maintenance	253	193
Professional fees	64	63
Insurance	30	28
Outside services	29	28
Other management fees	24	24
Equipment storage	22	3
Franchise fees and state taxes	—	12
Freight and shipping	7	4
Reversal of provision for credit losses	(8)	(3)
Property taxes	—	7
Postage	4	4
Printing and photocopying	5	7
Other	28	30
Total expenses	621	495
Net (loss) income	$(46)	$181
Net (loss) income:
General Partner	$—	$—
Limited Partners	(46)	181
	$(46)	$181
Net (loss) income per Limited Partnership Unit	$(0.00)	$0.01
Weighted average number of Units outstanding	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2013	14,985,550	$6,929	$—	$6,929
Distributions to Limited Partners ($0.13 per Unit)	—	(1,874)	—	(1,874)
Distributions to General Partner	—	—	(152)	(152)
Net income	—	321	152	473
Balance December 31, 2014	14,985,550	5,376	—	5,376
Net loss	—	(46)	—	(46)
Balance March 31, 2015 (Unaudited)	14,985,550	$5,330	$—	$5,330

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net (loss) income	$(46)	$181
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of assets	(3)	(64)
Depreciation of operating lease assets	42	34
Reversal of provision for credit losses	(8)	(3)
Changes in operating assets and liabilities:
Accounts receivable	30	7
Prepaid expenses and other assets	3	5
Accounts payable:
General Partner	15	(55)
Other	21	(15)
Unearned lease income	9	(2)
Net cash provided by operating activities	63	88
Investing activities:
Proceeds from sales of lease assets	6	91
Net cash provided by investing activities	6	91
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	69	179
Cash and cash equivalents at beginning of period	261	1,662
Cash and cash equivalents at end of period	$330	$1,841
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$2

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of March 31, 2015, 14,985,550 Units were issued and outstanding.

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

As of March 31, 2015, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the three months ended March 31, 2015 and 2014 and long-lived tangible assets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	For The Three Months Ended March 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$495	86%	$623	92%
Canada	80	14%	53	8%
Total International	80	14%	53	8%
Total	$575	100%	$676	100%

	As of March 31,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$5,093	95%	$5,138	96%
Canada	240	5%	240	4%
Total International	240	5%	240	4%
Total	$5,333	100%	$5,378	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses totaled $8 thousand as of December 31, 2014, all of which were related to delinquent operating lease receivables. Such allowance was reversed in its entirety during the first quarter of 2015.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$2,900	$(3)	$(42)	$2,855
Assets held for sale or lease, net	2,478	—	—	2,478
Total	$5,378	$(3)	$(42)	$5,333

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2015 and 2014.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment was approximately $42 thousand and $34 thousand for the respective three months ended March 31, 2015 and 2014.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Transportation	$20,818	$—	$(23)	$20,795
Materials handling	83	—	—	83
	20,901	—	(23)	20,878
Less accumulated depreciation	(18,001)	(42)	20	(18,023)
Total	$2,900	$(42)	$(3)	$2,855

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both March 31, 2015 and December 31, 2014. There were no operating leases in non-accrual status at March 31, 2015 and December 31, 2014.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $6 thousand and $10 thousand for the respective three months ended March 31, 2015 and 2014.

At March 31, 2015, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2015	$1,093
Year ending December 31, 2016	1,100
2017	861
2018	157
2019	46
$3,257

As indicated in Note 1, the Partnership is scheduled to terminate no later than December 31, 2017. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of lease assets in the Partnership’s portfolio is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three months ended March 31, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost reimbursements to General Partner	$100	$46
Equipment and incentive management fees to General Partner	21	15
	$121	$61

The Fund’s Limited Partnership Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2015, it is not anticipated that the amount of reimbursable expenses billed to the Fund will exceed either the annual or the cumulative limitations. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

8. Partners’ capital:

As of March 31, 2015 and December 31, 2014, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Partnership had a net loss of $46 thousand and net income of $181 thousand for the three months ended March 31, 2015 and 2014, respectively. The results for the first quarter of 2015 reflect an increase in total expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $101 thousand, or 15%, as compared to the prior year period. The decline in total revenues was largely due to decreases in gains on sales of assets and operating lease revenues.

Gains on sales of assets declined by $61 thousand primarily due to lower volume and change in the mix of assets sold. Operating lease revenues were reduced by $40 thousand mainly due to the impact of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the first quarter of 2015 increased by $126 thousand, or 25%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in railcar and equipment maintenance costs, cost reimbursements to the General Partner and equipment storage expense partially offset by a decrease in franchise fees and state taxes.

The increase in railcar and equipment maintenance costs totaled $60 thousand and was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear. Cost reimbursements to the General Partner were higher by $54 thousand primarily due to increases in allocated payroll and overhead expenses; and, equipment storage expense increased by $19 thousand as a result of an increase in inventoried assets.

Partially offsetting the aforementioned increases in expenses was a $12 thousand decrease in franchise fees and state taxes. Such decrease was a result of lower estimated tax liability associated with the decline in gains on sales of lease assets.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Partnership’s cash and cash equivalents totaled $330 thousand and $261 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by:
Operating activities	$63	$88
Investing activities	6	91
Financing activities	—	—
Net increase in cash and cash equivalents	$69	$179

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $6 thousand and $91 thousand of proceeds from sales of equipment during the respective three months ended March 31, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three months ended March 31, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At March 31, 2015, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

The Partnership’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Partnership’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: May 14, 2015

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