Form 10-Q
period 2015-06-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2015-08-14
CIK 1019542

Form 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2015
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

The number of Limited Partnership Units outstanding as of July 31, 2015 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$334	$261
Accounts receivable, net of allowance for doubtful accounts of $2 as of June 30, 2015 and $8 as of December 31, 2014	155	186
Investments in equipment and leases, net of accumulated depreciation of $33,040 as of June 30, 2015 and $32,996 as of December 31, 2014	5,288	5,378
Prepaid expenses and other assets	16	17
Total assets	$5,793	$5,842
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$132	$114
Other	304	326
Unearned operating lease income	26	26
Total liabilities	462	466
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,331	5,376
Total Partners’ capital	5,331	5,376
Total liabilities and Partners’ capital	$5,793	$5,842

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing activities:
Operating leases	$579	$601	$1,151	$1,213
Gain (loss) on sales of assets	3	(19)	6	45
Other	—	1	—	1
Total revenues	582	583	1,157	1,259
Expenses:
Depreciation of operating lease assets	42	34	84	68
Cost reimbursements to General Partner	125	49	225	95
Equipment and incentive management fees to General Partner	22	13	43	28
Railcar and equipment maintenance	230	185	483	378
Professional fees	20	17	84	80
Insurance	30	38	60	66
Outside services	24	23	53	51
Other management fees	24	24	48	48
Equipment storage	18	5	40	8
Franchise fees and state taxes	—	45	—	57
Freight and shipping	5	5	12	9
Provision (reversal of provision) for credit losses	2	(2)	(6)	(5)
Property taxes	6	—	6	7
Postage	4	3	8	7
Printing and photocopying	6	9	11	16
Other	23	28	51	58
Total expenses	581	476	1,202	971
Net income (loss)	$1	$107	$(45)	$288
Net income (loss):
General Partner	$—	$—	$—	$—
Limited Partners	1	107	(45)	288
	$1	$107	$(45)	$288
Net income (loss) per Limited Partnership Unit	$0.00	$0.01	$(0.00)	$0.02
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2013	14,985,550	$6,929	$—	$6,929
Distributions to Limited Partners ($0.13 per Unit)	—	(1,874)	—	(1,874)
Distributions to General Partner	—	—	(152)	(152)
Net income	—	321	152	473
Balance December 31, 2014	14,985,550	5,376	—	5,376
Net loss	—	(45)	—	(45)
Balance June 30, 2015 (Unaudited)	14,985,550	$5,331	$—	$5,331

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income (loss)	$1	$107	$(45)	$288
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of assets	(3)	19	(6)	(45)
Depreciation of operating lease assets	42	34	84	68
Provision (reversal of provision) for credit losses	2	(2)	(6)	(5)
Changes in operating assets and liabilities:
Accounts receivable	7	6	37	13
Prepaid expenses and other assets	(2)	—	1	5
Accounts payable:
General Partner	3	(49)	18	(104)
Other	(43)	(53)	(22)	(68)
Unearned lease income	(9)	1	—	(1)
Net cash (used in) provided by operating activities	(2)	63	61	151
Investing activities:
Proceeds from sales of lease assets	6	47	12	138
Net cash provided by investing activities	6	47	12	138
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	4	110	73	289
Cash and cash equivalents at beginning of period	330	1,841	261	1,662
Cash and cash equivalents at end of period	$334	$1,951	$334	$1,951
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$26	$72	$26	$74

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of June 30, 2015, 14,985,550 Units were issued and outstanding.

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

As of June 30, 2015, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the six months ended June 30, 2015 and 2014 and long-lived tangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	For The Six Months Ended June 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$997	86%	$1,152	92%
Canada	160	14%	107	8%
Total International	160	14%	107	8%
Total	$1,157	100%	$1,259	100%

	As of June 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$5,048	95%	$5,138	96%
Canada	240	5%	240	4%
Total International	240	5%	240	4%
Total	$5,288	100%	$5,378	100%

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Partnership has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Partnership’s revenues.

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses totaled $2 thousand and $8 thousand as of June 30, 2015 and December 31, 2014, respectively, all of which were related to delinquent operating lease receivables. As of the same respective dates, the Fund had no financing receivables.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$2,900	$(16)	$(84)	$2,800
Assets held for sale or lease, net	2,478	10	—	2,488
Total	$5,378	$(6)	$(84)	$5,288

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015 and 2014.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment was approximately $42 thousand and $34 thousand for the respective three months ended June 30, 2015 and 2014, and $84 thousand and $68 thousand for the respective six months ended June 30, 2015 and 2014.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Transportation	$20,818	$—	$(382)	$20,436
Materials handling	83	—	—	83
	20,901	—	(382)	20,519
Less accumulated depreciation	(18,001)	(84)	366	(17,719)
Total	$2,900	$(84)	$(16)	$2,800

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both June 30, 2015 and December 31, 2014. There were no operating leases in non-accrual status at June 30, 2015 and December 31, 2014.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $6 thousand and $2 thousand for the respective three months ended June 30, 2015 and 2014, and $12 thousand for each of the six months ended June 30, 2015 and 2014.

At June 30, 2015, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Six months ending December 31, 2015	$729
Year ending December 31, 2016	1,100
2017	861
2018	157
2019	46
$2,893

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

As indicated in Note 1, the Partnership is scheduled to terminate no later than December 31, 2017. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of lease assets in the Partnership’s portfolio is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Partnership’s portfolio are as follows (in years):

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

During the three and six months ended June 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost reimbursements to General Partner	$125	$49	$225	$95
Equipment and incentive management fees to General Partner	22	13	43	28
	$147	$62	$268	$123

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

8. Partners’ capital:

As of June 30, 2015 and December 31, 2014, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Partnership had net income of $1 thousand and $107 thousand for the three months ended June 30, 2015 and 2014, respectively. The results for the second quarter of 2015 primarily reflects an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 was virtually unchanged when compared to the prior year period as a $22 thousand favorable net change in gains and losses recognized on asset sales was entirely offset by a $22 thousand decrease in operating lease revenues.

During the current year quarter, the Fund recognized $3 thousand of net gains on the sale of certain lease assets as compared to $19 thousand of net losses during the prior year period. Such favorable change was primarily due to the change in the mix of assets sold.

Operating lease revenues declined largely due to the impact of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the second quarter of 2015 increased by $105 thousand, or 22%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in cost reimbursements to the General Partner, railcar and equipment maintenance costs, and equipment storage expense partially offset by a decrease in franchise fees and state taxes.

Cost reimbursements to the General Partner were higher by $76 thousand primarily due to an allocation of investor servicing costs. The increase in railcar and equipment maintenance costs totaled $45 thousand and was primarily attributable to the aging of the Fund’s railcar inventory and incremental wear and tear; and, equipment storage expense increased by $13 thousand as a result of an increase in inactive assets.

Partially offsetting the aforementioned increases in expenses was a $45 thousand decrease in franchise fees and state taxes resulting from a lower estimated tax liability.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Partnership had a net loss of $45 thousand and net income of $288 thousand for the six months ended June 30, 2015 and 2014, respectively. The results for the first half of 2015 reflect an increase in total expenses and a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 decreased by $102 thousand, or 8%, as compared to the prior year period. The decline in total revenues was largely due to decreases in operating lease revenues and gains on sales of assets.

Operating lease revenues were reduced by $62 thousand mainly due to the impact of continued run-off and dispositions of lease assets. Gains on sales of assets declined by $39 thousand primarily due to a lower volume and change in the mix of assets sold.

Expenses

Total expenses for the first half of 2015 increased by $231 thousand, or 24%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in cost reimbursements to the General Partner, railcar and equipment maintenance costs, and equipment storage expense partially offset by a decrease in franchise fees and state taxes.

Cost reimbursements to the General Partner were higher by $130 thousand primarily due to an allocation of investor servicing costs. Railcar and equipment maintenance costs increased by $105 thousand primarily due to the aging of the Fund’s railcar inventory and incremental wear and tear; and, equipment storage expense increased by $32 thousand as a result of an increase in inactive assets.

Partially offsetting the aforementioned increases in expenses was a $57 thousand decrease in franchise fees and state taxes resulting from a lower estimated tax liability.

Capital Resources and Liquidity

At June 30, 2015 and December 31, 2014, the Partnership’s cash and cash equivalents totaled $334 thousand and $261 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash (used in) provided by:
Operating activities	$(2)	$63	$61	$151
Investing activities	6	47	12	138
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$4	$110	$73	$289

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $6 thousand and $47 thousand of proceeds from sales of equipment during the respective three months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $12 thousand and $138 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and six months ended June 30, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At June 30, 2015, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Partnership has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Partnership’s revenues.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: August 13, 2015

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