Form 10-Q
period 2015-09-30
ATEL CAPITAL EQUIPMENT FUND VII LP
filed 2015-11-12
CIK 1019542

Form 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2015
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

The number of Limited Partnership Units outstanding as of October 31, 2015 was 14,985,550.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$354	$261
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2015 and $8 as of December 31, 2014	158	186
Investments in equipment and leases, net of accumulated depreciation of $32,916 as of September 30, 2015 and $32,996 as of December 31, 2014	5,239	5,378
Prepaid expenses and other assets	55	17
Total assets	$5,806	$5,842
LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities:
General Partner	$56	$114
Other	89	326
Unearned operating lease income	36	26
Total liabilities	181	466
Commitments and contingencies
Partners’ capital:
General Partner	—	—
Limited Partners	5,625	5,376
Total Partners’ capital	5,625	5,376
Total liabilities and Partners’ capital	$5,806	$5,842

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing activities:
Operating leases	$572	$618	$1,723	$1,831
(Loss) gain on sales of assets	(1)	3	5	48
Other	49	3	49	4
Total revenues	620	624	1,777	1,883
Expenses:
Depreciation of operating lease assets	42	33	126	101
Cost reimbursements to General Partner	96	43	321	138
Equipment and incentive management fees to General Partner	23	15	66	43
Railcar and equipment maintenance	170	260	653	638
Professional fees	15	42	99	122
Insurance	27	47	87	113
Outside services	23	19	76	70
Other management fees	24	25	72	73
Equipment storage	22	8	62	16
Franchise fees and state taxes	—	19	—	76
Freight and shipping	4	6	16	15
(Reversal of) provision for credit losses	(2)	1	(8)	(4)
Property taxes	—	1	6	8
Postage	2	—	10	7
Printing and photocopying	5	—	16	16
Other	(125)	29	(74)	87
Total expenses	326	548	1,528	1,519
Net income	$294	$76	$249	$364
Net income:
General Partner	$—	$—	$—	$—
Limited Partners	294	76	249	364
	$294	$76	$249	$364
Net income per Limited Partnership Unit	$0.02	$0.01	$0.02	$0.02
Weighted average number of Units outstanding	14,985,550	14,985,550	14,985,550	14,985,550

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015
(In Thousands except Units and Per Unit Data)

	Limited Partners		General Partner	Total
	Units	Amount
Balance December 31, 2013	14,985,550	$6,929	$—	$6,929
Distributions to Limited Partners ($0.13 per Unit)	—	(1,874)	—	(1,874)
Distributions to General Partner	—	—	(152)	(152)
Net income	—	321	152	473
Balance December 31, 2014	14,985,550	5,376	—	5,376
Net income	—	249	—	249
Balance September 30, 2015 (Unaudited)	14,985,550	$5,625	$—	$5,625

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net income	$294	$76	$249	$364
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of assets	1	(3)	(5)	(48)
Depreciation of operating lease assets	42	33	126	101
(Reversal of) provision for credit losses	(2)	1	(8)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(2)	36	11
Prepaid expenses and other assets	(39)	(4)	(38)	1
Accounts payable:
General Partner	(76)	(43)	(58)	(147)
Other	(215)	23	(237)	(45)
Unearned lease income	10	7	10	6
Net cash provided by operating activities	14	88	75	239
Investing activities:
Proceeds from sales of lease assets	6	9	18	147
Net cash provided by investing activities	6	9	18	147
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	20	97	93	386
Cash and cash equivalents at beginning of period	334	1,951	261	1,662
Cash and cash equivalents at end of period	$354	$2,048	$354	$2,048
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$—	$27	$74

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

The Partnership conducted a public offering of 15,000,000 Units of Limited Partnership Interest (“Units”), at a price of $10 per Unit. On January 7, 1997, subscriptions for the minimum number of Units (120,000, $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Partnership. On that date, the Partnership commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $150 million (15,000,000 units) were received as of November 27, 1998, exclusive of $500 of initial Partners’ capital investment and $100 of AFS’ capital investment. The offering was terminated on November 27, 1998. As of September 30, 2015, 14,985,550 Units were issued and outstanding.

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

As of September 30, 2015, the Partnership continues in the liquidation phase of its life cycle as defined in the Partnership Agreement. The General Partner intends to transfer the net assets of the Partnership to a liquidating trust during the fourth quarter of 2015.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the General Partner has reviewed events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The table below summarizes geographic information relating to the sources, by nation, of the Partnership’s total revenues for the nine months ended September 30, 2015 and 2014 and long-lived tangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	For The Nine Months Ended September 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$1,537	86%	$1,643	87%
Canada	240	14%	240	13%
Total International	240	14%	240	13%
Total	$1,777	100%	$1,883	100%

	As of September 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$4,999	95%	$5,138	96%
Canada	240	5%	240	4%
Total International	240	5%	240	4%
Total	$5,239	100%	$5,378	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Limited Partnership Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Allowance for credit losses:

The Partnership’s allowance for credit losses totaled $8 thousand as of December 31, 2014, all of which were related to delinquent operating lease receivables. Such allowance was reversed in its entirety during the first nine months of 2015.

4. Investment in equipment and leases, net:

The Partnership’s investments in equipment and leases consist of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2015
Net investment in operating leases	$2,900	$(23)	$(126)	$2,751
Assets held for sale or lease, net	2,478	10	—	2,488
Total	$5,378	$(13)	$(126)	$5,239

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2015 and 2014.

The Partnership utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Partnership’s equipment was approximately $42 thousand and $33 thousand for the respective three months ended September 30, 2015 and 2014, and $126 thousand and $101 thousand for the respective nine months ended September 30, 2015 and 2014.

All of the remaining property subject to leases was acquired in the years 1997 to 1998.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance September 30, 2015
Transportation	$20,818	$—	$(405)	$20,413
Materials handling	83	—	—	83
	20,901	—	(405)	20,496
Less accumulated depreciation	(18,001)	(126)	382	(17,745)
Total	$2,900	$(126)	$(23)	$2,751

The average estimated residual value for assets on operating leases was 13% of the assets’ original cost at both September 30, 2015 and December 31, 2014. There were no operating leases in non-accrual status at September 30, 2015 and December 31, 2014.

The Partnership earns revenues from its marine vessels and certain lease assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues and totaled $6 thousand and $12 thousand for the respective three months ended September 30, 2015 and 2014, and $18 thousand and $24 thousand for the respective nine months ended September 30, 2015 and 2014.

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2015, the aggregate amounts of future minimum lease payments are as follows (in thousands):

Operating Leases
Three months ending December 31, 2015	$365
Year ending December 31, 2016	1,100
2017	861
2018	157
2019	46
$2,529

As indicated in Note 1, the Partnership is scheduled to terminate no later than December 31, 2017. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of lease assets in the Partnership’s portfolio is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Partnership’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three and nine months ended September 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Partnership Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost reimbursements to General Partner	$96	$43	$321	$138
Equipment and incentive management fees to General Partner	23	15	66	43
	$119	$58	$387	$181

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

7. Guarantees: - (continued)

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

8. Partners’ capital:

As of September 30, 2015 and December 31, 2014, 14,985,550 Units were issued and outstanding. The Partnership was authorized to issue up to 15,000,000 Units, in addition to the 50 Units issued to the initial Partners.

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

There were no distributions declared or paid during the three and nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, the Partnership continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the General Partner.

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Partnership had net income of $294 thousand and $76 thousand for the three months ended September 30, 2015 and 2014, respectively. The results for the third quarter of 2015 primarily reflects a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 were virtually unchanged when compared to the prior year period, as a $46 thousand favorable net change in other income was offset by a $46 thousand decrease in operating lease revenues.

During the current year quarter, the Fund recognized $49 thousand in other income, compared to $3 thousand during the prior year period. Such favorable change was primarily due to revenues recognized pursuant to a terminated lease.

Operating lease revenues declined largely due to the impact of continued run-off and dispositions of lease assets.

Expenses

Total expenses for the third quarter of 2015 decreased by $222 thousand, or 41%, as compared to the prior year period. The net decrease in expenses was primarily a result of reductions in other expense, railcar and equipment maintenance costs, and professional fees partially offset by an increase in cost reimbursements to the General Partner.

Other expense declined by $154 thousand as the Fund recognized a credit of $125 thousand during the current year period as compared to an expense of $29 thousand during the prior year period. The current year credit was primarily due to a reversal of certain accrued liabilities relative to the maintenance of the Fund’s vessels. There were no such reversals during the prior year period.

In addition, railcar and equipment maintenance expense declined by $90 thousand largely due to a reduced number of railcars under active leases; and, professional fees decreased by $27 thousand due to a decline in legal costs.

Partially offsetting the aforementioned decreases in expenses was a $53 thousand increase in cost reimbursements to the General Partner, resulting from an increase in allocation of investor servicing costs.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Partnership had a net income of $249 thousand and $364 thousand for the nine months ended September 30, 2015 and 2014, respectively. The results for the first nine months of 2015 reflect a decrease in total revenues and a slight increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 decreased by $106 thousand, or 6%, as compared to the prior year period. The decline in total revenues was largely due to decreases in operating lease revenues and gains on sales of assets partially offset by an increase in other revenue.

Operating lease revenues were reduced by $108 thousand mainly due to the impact of continued run-off and dispositions of lease assets; while gains on sales of assets declined by $43 thousand primarily due to a lower volume and change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues was a $45 thousand increase in other revenue. Such increase was primarily due to revenues recognized pursuant to a terminated lease.

Expenses

Total expenses for the first nine months of 2015 increased by $9 thousand, or 1%, as compared to the prior year period. The net increase in expenses was primarily a result of higher amounts of cost reimbursements to the General Partner, equipment storage expense, and depreciation expense partially offset by decreases in other expense, franchise fees and state taxes, and insurance costs.

The increase in cost reimbursements to the General Partner totaled $183 thousand and was primarily attributable to an increase in allocation of investor servicing costs. Equipment storage expense increased by $46 thousand as a result of an increase in inactive assets; and, depreciation expense increased by $25 thousand primarily due to a reduction in the estimated residual values pursuant to the re-leasing of certain equipment.

Partially offsetting the aforementioned increases in expenses were decreases in other expense, franchise fees and state taxes, and insurance costs totaling $161 thousand, $76 thousand and $26 thousand, respectively. The decrease in other expense was primarily due to the reversal of certain accrued liabilities relative to the maintenance of the Fund’s vessels. There were no such reversals during the prior year period. Franchise fees and state taxes declined as a result of a lower estimated tax liability in the current year period; and, insurance costs decreased primarily due to better negotiated rates on the Fund’s vessels.

Capital Resources and Liquidity

At September 30, 2015 and December 31, 2014, the Partnership’s cash and cash equivalents totaled $354 thousand and $261 thousand, respectively. The liquidity of the Partnership varies, increasing to the extent cash flows from leases and proceeds from lease asset sales exceed expenses and decreasing as distributions are made to the partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by:
Operating activities	$14	$88	$75	$239
Investing activities	6	9	18	147
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$20	$97	$93	$386

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $6 thousand and $9 thousand of proceeds from sales of equipment during the respective three months ended September 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Partners.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $18 thousand and $147 thousand of proceeds from sales of equipment during the respective nine months ended September 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to General Partner fees and expenses, and other payables.

Distributions

The Partnership commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1997. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the General Partner. There were no distributions declared or paid during the three and nine months ended September 30, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and contingencies

At September 30, 2015, the Partnership had no commitments to purchase lease assets and pursuant to the Partnership Agreement, the Partnership will no longer purchase any new lease assets.

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

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the General Partner’s internal control over financial reporting, as it is applicable to the Partnership, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting, as it is applicable to the Partnership.

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

Date: November 12, 2015

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